Form 10-Q
period 2006-03-31
Stanley-Martin Communities, LLC
filed 2006-05-25
CIK 1344478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number      333-130488
STANLEY-MARTIN COMMUNITIES, LLC
(Exact name of registrant as specified in its charter)

Delaware	03-0410135
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11111 Sunset Hills Road, Suite 200	20190
(Address of principal executive offices)	(Zip Code)
(703) 964-5000
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
(Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STANLEY-MARTIN COMMUNITIES, LLC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

		December 31,
Assets	March 31, 2006	2005
	(unaudited)
Cash and cash equivalents	$9,711,738	$44,268,828
Real estate inventory	277,754,105	208,212,366
Deposits and escrows	7,698,443	11,741,041
Property and equipment, net	1,906,414	1,525,748
Due from related parties	289,785	280,894
Accounts receivable	2,770,658	2,065,289
Deferred financing costs, net	5,137,770	5,275,389
Other assets	1,530,580	730,033

	$306,799,493	$274,099,588

Liabilities and Members’ Capital
Liabilities:
Debt	$204,000,000	$176,855,000
Accounts payable and accrued expenses	9,916,040	12,573,429
Due to related parties	2,383,505	—
Accrued interest payable	2,348,625	5,850,000
Purchase deposits	6,566,081	7,280,346
Cost to complete and customer services reserves	8,016,209	5,163,659
Other liabilities	1,304,994	674,565

Total liabilities	234,535,454	208,396,999

Minority interest	509,176	454,439
Members’ capital	71,754,863	65,248,150

	$306,799,493	$274,099,588

See accompanying notes to consolidated and combined financial statements.

STANLEY-MARTIN COMMUNITIES, LLC AND SUBSIDIARIES
Condensed Consolidated and Combined Statements of Operations
(unaudited)

	Three months ended March 31,
	2006	2005
Revenues:
Homebuilding sales	$43,070,805	$50,069,069
Financial services	2,841,302	2,983,969
Management services	24,348	14,400

Total revenues	45,936,455	53,067,438

Operating expenses:
Cost of sales	30,679,572	32,818,079
Selling, general and administrative expenses	9,411,878	8,467,708

Operating income	5,845,005	11,781,651
Gain on derivative contracts, net	628,620	580,229
Other income (expense), net	211,654	(147,120)

Net income before minority interest	6,685,279	12,214,760
Minority interest	(178,566)	(180,966)

Net income	6,506,713	12,033,794
Distributions to members	—	(231,716)
Dividends to stockholders	—	(218,510)
Beginning members’ capital/stockholders’ equity	65,248,150	46,586,462

Members’ capital/stockholders’ equity	$71,754,863	$58,170,030

See accompanying notes to consolidated and combined financial statements.

STANLEY-MARTIN COMMUNITIES, LLC AND SUBSIDIARIES
Condensed Consolidated and Combined Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$6,506,713	$12,033,794
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	121,683	80,636
Changes in fair value of derivative contracts	(670,258)	(578,430)
Minority interest	178,566	180,966
Change in:
Real estate inventory	(66,482,798)	(19,157,090)
Accounts receivable and other assets	(835,655)	(539,370)
Due to/from related parties	2,374,614	(6,666,799)
Deposits and escrows	4,042,598	1,992,893
Accounts payable and accrued expenses	(2,939,770)	1,057,257
Purchaser deposits	(714,265)	3,160,604
Accrued interest payable	(3,501,375)	140,012
Other liabilities	844,035	4,534

Total adjustments	(67,582,625)	(20,324,787)

Net cash used in operating activities	(61,075,912)	(8,290,993)

Cash flows used in investing activities —
purchases of property and equipment	(502,349)	(90,167)

Cash flows from financing activities:
Repayments of loans payable	(26,855,000)	—
Draws on line of credit, net	54,000,000	15,870,699
Distribution to members	—	(231,716)
Dividends to stockholders	—	(218,510)
Distribution to minority partners	(123,829)	(66,866)

Net cash provided by financing activities	27,021,171	15,353,607

Net increase (decrease) in cash and cash equivalents	(34,557,090)	6,972,447
Cash and cash equivalents at beginning of period	44,268,828	2,052,524

Cash and cash equivalents at end of period	$9,711,738	$9,024,971

Supplemental disclosures of cash flow information:
Cash paid during the period for interest net of capitalized interest of $4,268,048 and $975,812, respectively	$3,556,078	$58,750
See accompanying notes to consolidated and combined financial statements.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
(1)	Summary of Significant Accounting Policies
(a)	Background and Principles of Consolidation and Combination

The accompanying combined financial statements include the financial statements of Stanley Martin Companies, Inc. and subsidiaries (SMC), Neighborhoods Capital, LLC and subsidiaries (Capital), Stanley-Martin Homebuilding, L.L.C. (Homebuilding) and Stanley Martin Homes, L.L.C. (Homes) for periods prior to June 30, 2005. These entities have been combined as Stanley-Martin Communities, the predecessor to Stanley-Martin Communities, LLC, as they are under the common control of a single group of owners, Martin and Steven Alloy, father and son (the Control Group). The Control Group owned a majority of the voting interest of all the combined entities. On June 30, 2005, the Control Group completed a reorganization whereby the ownership interests in SMC and Capital were assigned to Stanley-Martin Communities, LLC (the Company) and Stanley-Martin Financing Corp, was formed as a subsidiary of the Company (the Reorganization). The net assets of Homebuilding and Homes were not included in the Reorganization. The net assets were accounted for as a non-cash distribution in 2005. The Company now presents consolidated financial statements. The Company is a wholly-owned subsidiary of Neighborhood Holdings, LLC (Holdings), in which the Control Group owns 100% of the voting interests. The Reorganization was recorded at historical cost based on the common control of the entities by the Control Group. All intercompany balances and transactions have been eliminated in consolidation and combination. The Company is a Delaware limited liability company and no termination date has been specified in the operating agreement.

SMC is a residential construction management services company and provides services primarily to the entities identified above. SMC was formed on October 31, 1966. At December 31, 2004, SMC owned a 75% interest in First Heritage Mortgage, LLC (Heritage Mortgage) and a 51% interest in Heritage Title Agency, L.L.C. (Title). Heritage Mortgage is a full service mortgage banking loan originator. Title is a full service mortgage title insurance brokerage company. During January 2005, the members of Title dissolved the entity and distributed the net assets. At that time, SMC and an unaffiliated investor formed a new full service mortgage title insurance brokerage company, First Excel Title, LLC (FET). SMC has a 51 percent interest in FET.

Capital is engaged in the development of residential communities and the design, marketing, construction and sale of single family homes and townhouses in the greater Washington, D.C. metropolitan area. Capital develops its communities through wholly owned subsidiaries. Homebuilding and Homes were involved in the same homebuilding activities, but have ceased active development. The last settlement of a home sale for Homebuilding and Homes occurred in 2003 and 1999, respectively. The termination dates of Capital, Homebuilding and Homes, as defined in the Articles of Organization filed with the Virginia State Corporation Commission, are December 31, 2015, December 31, 2014 and December 31, 2013, respectively.

The Company evaluates its deposits related to fixed price lot acquisition contracts based on the provisions of Financial Accounting Standards Board Interpretation No. 46, revised, Consolidation of Variable Interest Entities, or FIN 46R, the provisions of which were effective for the Company on January 1, 2004. FIN 46R requires the primary beneficiary of a variable interest entity (VIE) to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of variable interests. The Company has no lot acquisition contracts that would require consolidation of the related VIE.

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles in the accompanying unaudited condensed consolidated and combined financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated and combined financial statements should be read in conjunction with the consolidated and combined financial statements as of and for the year ended December 31, 2005 and notes thereto included in our Registration Statement on Form S-4/A which was declared effective on April 21, 2005.

In our opinion, the accompanying unaudited condensed consolidated and combined financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2006 and the results of our operations and cash flows for the quarters ended March 31, 2006 and March 31, 2005. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Certain prior period amounts have been reclassified to conform with the current presentation.

(b)	Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c)	Revenue Recognition

Homebuilding

The Company builds single family and townhouse residences, which generally are produced on a pre-sold basis for the ultimate customer. Revenues are recognized at the time units are completed and title passes to the customer at settlement.

Mortgage Loans and Title Fees

The Company, through its investment in Heritage Mortgage, has a loan purchase agreement (Agreement) with George Mason Mortgage, L.L.C., (Mason) whereby Heritage Mortgage agrees to sell and deliver to Mason all mortgage loans that it originates on the date the loans are settled with the mortgage borrower. The price at which the mortgage loans will be sold to Mason is fixed as of the date Heritage Mortgage enters into a rate lock commitment with the borrower and is not subject to fluctuations based on changes in market conditions. If a prospective borrower cancels the loan agreement, the forward sale of the loan to Mason is also cancelled. Heritage Mortgage records mortgage loan fees and gains on the sale of mortgage loans at the date the loans are settled with the mortgage borrower and concurrently sold and delivered to Mason. Heritage Mortgage also has an arrangement whereby it receives additional consideration on the loans sold to Mason calculated as

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
the difference between the interest earned by Mason on the purchased loans prior to sale to another investor and an agreed upon variable interest factor. Mason generally sells these loans within one to four weeks from the purchase from Heritage Mortgage. The additional consideration is included in gain on sale of mortgage loans in the financial statements on an accrual basis.

Heritage Mortgage accounts for these sales of mortgage loans to Mason pursuant to SFAS 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125 because the loan assets have been legally isolated from us; we have no ability to restrict or constrain the ability of Mason to pledge or exchange the assets; and, because we do not have the entitlement or ability to repurchase the mortgage loans or unilaterally cause Mason to put the mortgage loans back to us.

Heritage Mortgage’s mortgage loan originations are funded through the use of a warehouse loan facility. Cardinal Bank provides the warehouse facility. Mason is a wholly-owned subsidiary of Cardinal Bank, N.A. This warehouse facility bears interest at a variable rate based on the Federal Funds Rate. Mason is the principal borrower under the $10 million warehouse facility with Cardinal Bank, and Heritage Mortgage is jointly and severally liable with Mason for the obligations under the warehouse facility as an accommodation party (which in this case is equivalent to a guarantor). Accordingly, Heritage Mortgage bears no interest cost nor has any outstanding borrowings on the warehouse facility because ownership of the originated loans is transferred to Mason concurrent with our closing of the loan with the borrower. The net fair value of the rate lock commitment to the borrower and the forward sale to Mason is zero because any changes in underlying interest rates have an equal and offsetting impact and all originated loans are immediately sold to Mason concurrent with the closing of the loan with the borrower.

We recognize title insurance premiums associated with our title operations as home sales are closed, closing services are rendered and title policies are issued, all of which generally occur simultaneously as each home sale is closed. All of the title insurance policies are underwritten by a third party insurer.

(d)	Homebuilding Inventory

Homebuilding inventory is stated at the lower of cost or estimated fair value less cost to sell. The cost of developed lots and uncompleted homes represents the actual costs that are accumulated on a project basis with direct costs accumulated on a specific identification basis by unit within the project. Finance costs, including interest, and real estate taxes are capitalized as inventory costs. Field construction and supervision salaries and related overhead expenses are included in inventory costs. Selling, general, and administrative costs are expensed as incurred. Upon settlement, direct costs are expensed based on actual costs incurred, and other capitalized costs are expensed on an estimated standard cost basis. Estimated costs to complete and customer service reserves are provided for as homes are settled.

When assessing the lower of cost or estimated fair value less cost to sell, estimated fair value less cost to sell equals the estimated sales price reduced by the sum of the estimated direct, overhead, and finance costs capitalized as inventory costs and the direct selling expenses. Important factors involved in this estimation process include estimated sales prices, dates of disposition, and interest rates. These variable assumptions are based on current market conditions and management’s judgment with respect to general economic conditions.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
(e)	Warranty Accruals

Warranty accruals are established to provide for probable future expenses that can be reasonably estimated as a result of construction, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and other outside counsel retained to handle specific product liability cases. This liability is included in cost to complete and customer service reserves. The following table reflects the changes in the Company’s accrued liability for warranty costs for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
	2006	2005

Balance, Beginning of period	$1,014,738	$654,718
Provision	738,500	795,000
Payments	(1,162,961)	(822,815)

Balance, End of period	$590,277	$626,903

(f)	Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of three months or less. The mortgage banking and title subsidiaries had restricted cash of $47,387 at March 31, 2006 and $58,778 at December 31, 2005, which is primarily credit report and appraisal fees collected in advance of loan origination. These amounts are included in cash and cash equivalents.

(g)	Financial Instruments

The Company accounts for its derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company has interest rate swaps and an interest rate collar, which are considered derivative instruments. The Company entered into these derivative contracts to economically hedge its exposure to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes. The Company has not designated the interest rate swaps or collar as cash flows hedges for financial reporting purposes. Amounts paid or received under these agreements and changes in the fair values of the instruments are recognized as gain (loss) on derivative contracts, net in the consolidated and combined statements of operations. The fair value of the collar and swaps are reflected in the consolidated and combined balance sheets as a component of either other assets or other liabilities.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
(h)	Property and Equipment

Property and equipment is stated at cost and is depreciated using the straight-line method over estimated useful lives as follows:

Useful lives
Office furniture and equipment	3-10 years
Leasehold improvements	Life of lease
Motor vehicles	3 years
(i)	Income Taxes

The Company is a limited liability company which is not subject to income taxes because each member reports its share of its taxable income, gains, losses, deductions, and credits on their income tax returns. Capital, Homebuilding and Homes are also limited liability companies. SMC was an S corporation and was also not subject to income tax prior to the Reorganization at the corporate level. Accordingly, no federal or state income taxes have been provided for in the combined financial statements for the three months ended March 31, 2005. As part of the Reorganization, SMC became a C corporation and is subject to federal and state income taxes. SMC’s tax expense and related deferred tax assets and liabilities are inconsequential. Income tax expense is included in selling, general and administrative expenses in the statements of operations for the three months ended March 31, 2006.
(2)	Real Estate Inventory

Real estate inventory consists of the following:

	March 31,	December 31,
	2006	2005

Land	$201,952,661	150,551,023
Construction costs	61,040,784	49,035,189
Finance costs	14,760,660	8,626,154

	$277,754,105	208,212,366

Interest costs of $4,322,751 and $1,034,562, were incurred for the three months ended March 31, 2006 and 2005 respectively. Interest costs amounting to approximately $4,268,000 and $976,000 were capitalized as part of real estate inventory for the three months ended March 31, 2006 and 2005, respectively. Interest costs unrelated to homebuilding activities of $54,703 and $58,750 for the three months ended March 31, 2006 and 2005, respectively, were expensed. These amounts are included in other income (expense), net in the statement of operations. Interest costs amounting to approximately $1,206,582 and $773,682 are included in cost of sales for the three months ended March 31, 2006 and 2005, respectively.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
(3)	Property and Equipment

Property and equipment consists of the following:

	March 31,	December 31,
	2006	2005
Office furniture and equipment	$2,857,563	2,380,209
Leasehold improvements	706,493	681,498
Motor vehicles	97,843	97,843

	3,661,899	3,159,550
Less accumulated depreciation	(1,755,485)	(1,633,802)

	$1,906,414	1,525,748

(4)	Debt

Debt consists of the following as of:

	March 31,	December 31,
	2006	2005
Senior subordinated notes, bearing interest at 9.75% payable semi-annually, due August 2015	$150,000,000	150,000,000
Purchase money deed of trust notes, bearing interest at 5%, due February 2006	—	26,855,000
Line of credit, bearing interest at one month LIBOR plus 1.75% to 2.25% (6.41% and 6.14% at March 31, 2006 and December 31, 2005, respectively) due December 2008	54,000,000	—

	$204,000,000	176,855,000

In August 2005, the Company issued $150 million of senior subordinated notes bearing interest at 9.75% and used the proceeds to repay substantially all of its then outstanding debt. The notes require semi-annual interest payments on February 15 and August 15.

The line of credit had a borrowing capacity of $150 million at March 31, 2006 and December 31, 2005. The line of credit and the loans payable are secured by real estate inventory. Interest payments on the line of credit are required monthly. Interest payments on acquisition, development, and construction loans were required monthly with principal repayments due upon the settlement of homes. The interest rate on the line of credit fluctuates quarterly between 1.75% and 2.25% above one month LIBOR based on Capital’s senior debt to equity ratio.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
The Company estimates that the fair value of its debt is approximately $189,750,000 and $165,000,000 at March 31, 2006 and December 31, 2005, respectively.

(5)	Derivative Instruments and Hedging Activities

In December 2005, the Company entered into an interest rate swap with a $25,000,000 notional amount. The Company makes payments at a fixed rate of 5.01% and receives variable payments at the one-month LIBOR. The swap matures in December 2010. In December 2004, the Company entered into two interest rate swap agreements, both with $12,500,000 notional amounts. One swap requires the Company to make payments at a fixed rate of 4.12% and matures in December 2009, while the other swap requires payments at a fixed rate of 3.71% and matures in December 2007. The Company receives variable payments at the one-month LIBOR on both of these swaps. The Company recorded a gain of $628,620 and $187,378 on the swaps for the three months ended March 31, 2006 and 2005, respectively.

The fair value of the interest rate swaps was $907,752 and $237,494 at March 31, 2006 and December 31, 2005, respectively.

The Company had an interest rate protection agreement (“interest rate collar”) against fluctuations in the variable interest factor used in the calculations to determine the additional consideration earned by Heritage Mortgage on loans sold to Mason. The interest rate collar had a notional amount of $25,000,000 and required Heritage Mortgage to pay or receive funds from the counterparty to the agreement to the extent that LIBOR fell below the floor or exceeded the ceiling interest percentages in the agreement. The floor and ceiling interest percentages (based on a twelve month period ending November 1) were 2.25 and 4.50 in 2005.

The Company recorded a gain of $392,851 on the interest rate collar for the three months ended March 31, 2005. In October 2005, the Company terminated the interest rate collar and recorded a gain of approximately $15,000.

(6)	Financial Services Revenues

Financial services revenue related to the Company’s mortgage banking and title insurance subsidiaries, is as follows:

	Three months ended March 31,
	2006	2005

Loan origination fees	$1,583,519	1,695,601
Gain on sale of mortgages	1,072,525	1,124,487
Title insurance premiums	185,258	163,881

Financial services revenue	$2,841,302	2,983,969

(7)	Leases

On August 3, 2005, the Company entered into a new lease for its corporate headquarters office space in Reston, Virginia. The Company obtained control of the space in October 2005 in order to construct tenant

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
improvements. The Company began paying rent on February 1, 2006. Rent expense recognition of $70,162 per month began in October 2005. The Company leases other office space in Virginia and Maryland. These noncancelable operating leases expire at various dates through 2016. Rent expense under these leases was approximately $252,000 and $244,000 for the three months ended March 31, 2006 and 2005.

(8)	Minority Interest

The Company holds a 75% interest in Heritage Mortgage. The remaining 25% is held by an unaffiliated investor. The minority member’s share of Heritage Mortgage’s net income was $106,421 and $117,472 for the three months ended March 31, 2006 and 2005, respectively.

In January 2005, SMC formed FET and owns a 51% interest. The remaining 49% interest is held by an unaffiliated investor. The minority member’s share of net income was $72,145 and $63,494 for the three months ended March 31, 2006 and 2005, respectively.

(9)	Segment Reporting

The Company’s operations consist primarily of its homebuilding segment, which is engaged in the design, marketing, development and construction and sale of single family and townhome residential communities concentrated in the Washington, D.C. metropolitan area. The Company’s remaining operations consist of financial services represented by mortgage banking loan origination and mortgage title insurance brokerage services.

The Company’s operating segments are organized and operate as separate businesses with no centrally incurred costs or intersegment revenues. As of January 1, 2006, SMC has been reorganized into the Company’s homebuilding operations. Accordingly, SMC’s operations are reported as a component of our homebuilding segment for all periods presented.

The Company’s segment information is as follows:

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
As of and for the three months ended March 31,:

	2006
		Financial
	Homebuilding	Services	Totals
Revenues	$43,095,123	2,841,302	45,936,455
Depreciation and amortization	83,908	37,775	121,683
Segment net income	6,112,361	394,352	6,506,713
Segment assets	303,043,835	3,755,658	306,799,493
Expenditures for segment assets	452,334	50,015	502,349

	2005
		Financial
	Homebuilding	Services	Totals
Revenues	$50,083,469	2,985,768	53,069,237
Depreciation and amortization	49,990	30,646	80,636
Segment net income	11,427,915	605,879	12,033,794
Segment assets	234,073,274	3,627,577	237,700,851
Expenditures for segment assets	44,853	45,314	90,167
(10)	Supplemental Guarantor and Non-Guarantor Information

All subsidiaries of the Company guarantee the senior subordinated notes except for SMC, Heritage Mortgage, FET, Flowing Springs Neighborhoods, LLC, Herndon Neighborhoods, LLC, Powell’s Neighborhoods II, LLC, Spriggs Road Neighborhoods, LLC and Woodlands Neighborhoods, LLC. The separate financial statements of each guaranteeing subsidiary (each a Guarantor Subsidiary) and Stanley-Martin Financing Corp., the co-issuer of the Senior Subordinated Notes, are not presented because the Company has concluded that such financial statements are not material. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary and Stanley-Martin Financing Corp. is 100% owned by the Company. The Company is referred to as the Parent in the following condensed consolidating and combining financial information. No disclosures were made for the Parent as of and for the three month period ended March 31, 2005, as the Company was formed on June 30, 2005. Upon issuance of the Senior Subordinated Notes in August 2005, certain subsidiaries engaged in homebuilding activities were designated as guarantors. To the extent that those subsidiaries were in existence in prior periods, the subsidiaries were included in the “Guarantor Subsidiary” column.

The following condensed, combining and consolidating financial information sets forth the financial position as of March 31, 2006 and December 31, 2005 and the results of operations and cash flows for the three months ended March 31, 2006 and 2005 of the Parent, the Guarantor Subsidiaries, the Non-Guarantor Homebuilding Subsidiaries and the Other Non-Guarantor Subsidiaries.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Consolidating Balance Sheet as of March 31, 2006

			Non-Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash	$—	3,287,740	4,668,913	1,755,085	—	9,711,738
Real estate inventory	—	208,760,830	70,854,237	—	(1,860,962)	277,754,105
Deposits and escrows	—	7,104,192	594,251	—	—	7,698,443
Due from related parties	147,780,675	55,347,119	765,262	—	(203,603,271)	289,785
Investment in affiliates	70,622,122	14,964,616	—	—	(85,586,738)	—
Accounts receivable	—	184,506	1,113,751	1,472,401	—	2,770,658
Other assets	5,465,085	913,637	2,349,688	528,172	(681,818)	8,574,764

	$223,867,882	290,562,640	80,346,102	3,755,658	(291,732,789)	306,799,493

Debt	$150,000,000	54,000,000	—	—	—	204,000,000
Accounts payable and accrued expenses	52,844	7,750,056	142,689	2,202,440	(231,989)	9,916,040
Due to related parties	—	145,840,290	61,193,455	—	(204,650,240)	2,383,505
Purchaser deposits	—	5,781,696	784,385	—	—	6,566,081
Cost to complete and customer service reserves	—	8,016,209	—	—	—	8,016,209
Other liabilities	2,060,175	288,450	1,307,497	—	(2,503)	3,653,619

	152,113,019	221,676,701	63,428,026	2,202,440	(204,884,732)	234,535,454
Minority interest	—	—	—	509,176	—	509,176
Members’ capital	71,754,863	68,885,939	16,918,076	1,044,042	(86,848,057)	71,754,863

	$223,867,882	290,562,640	80,346,102	3,755,658	(291,732,789)	306,799,493

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Consolidating Balance Sheet as of December 31, 2005

			Non-Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash	$—	32,429,244	9,298,975	2,540,609	—	44,268,828
Real estate inventory	—	161,819,313	46,412,724	—	(19,671)	208,212,366
Deposits and escrows	—	11,033,222	707,819	—	—	11,741,041
Due from related parties	151,284,652	13,810,626	5,597,479	—	(170,411,863)	280,894
Accounts receivable	—	246,708	215,369	1,603,212	—	2,065,289
Investment in affiliates	64,824,153	10,865,666	—	—	(75,689,819)	—
Other assets	5,275,389	254,072	1,486,912	514,797	—	7,531,170

	$221,384,194	230,458,851	63,719,278	4,658,618	(246,121,353)	274,099,588

Debt	$150,000,000	—	26,855,000	—	—	176,855,000
Accounts payable and accrued expenses	90,000	2,633,019	6,839,806	3,010,604	—	12,573,429
Due to related parties	196,044	150,162,521	10,133,423	—	(160,491,988)	—
Purchaser deposits	—	6,656,310	624,036	—	—	7,280,346
Cost to complete and customer service reserves	—	5,104,821	58,838	—	—	5,163,659
Other liabilities	5,850,000	657,637	16,928	—	—	6,524,565

	156,136,044	165,214,308	44,528,031	3,010,604	(160,491,988)	208,396,999
Minority interest	—	—	—	454,439	—	454,439
Members’ capital	65,248,150	65,244,543	19,191,247	1,193,575	(85,629,365)	65,248,150

	$221,384,194	230,458,851	63,719,278	4,658,618	(246,121,353)	274,099,588

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Consolidating Statement of Operations for the
Three months Ended March 31, 2006

			Non-Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Homebuilding sales	$—	43,070,805	—	—	—	43,070,805
Financial services	—	—	—	2,841,302	—	2,841,302
Management services	—	—	2,962,159	—	(2,937,811)	24,348

Total revenues	—	43,070,805	2,962,159	2,841,302	(2,937,811)	45,936,455

Cost of sales	—	33,531,242	—	—	(2,851,670)	30,679,572
Selling, general and administrative expenses	73,421	3,171,391	3,984,823	2,268,384	(86,141)	9,411,878

Operating income (loss)	(73,421)	6,368,172	(1,022,664)	572,918	—	5,845,005
Equity in earnings (losses) of affiliates	6,580,134	(123,706)	—	—	(6,456,428)	—
Gain on derivative contracts, net	—	628,620	—	—	—	628,620
Other income, net	—	156,435	55,219	—	—	211,654

Net income (loss) before
minority interest	6,506,713	7,029,521	(967,445)	572,918	(6,456,428)	6,685,279
Minority interest	—	—	—	(178,566)	—	(178,566)

Net income (loss)	$6,506,713	7,029,521	(967,445)	394,352	(6,456,428)	6,506,713

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Combining Statement of Operations for the
Three Months Ended March 31, 2005

		Non-Guarantor	Other
	Guarantor	Homebuilding	Non-Guarantor
	subsidiaries	subsidiaries	subsidiaries	Eliminations	Combined
Homebuilding sales	$50,069,069	—	—	—	50,069,069
Financial services	—	—	2,983,969	—	2,983,969
Management services	—	3,669,547	—	(3,655,147)	14,400

Total revenues	50,069,069	3,669,547	2,983,969	(3,655,147)	53,067,438

Cost of sales	36,448,338	24,888	—	(3,655,147)	32,818,079
Selling, general and administrative expenses	2,989,229	3,192,735	2,384,502	(98,758)	8,467,708

Operating income (loss)	10,631,502	451,924	599,467	98,758	11,781,651
Equity in losses of affiliates	(330,949)	—	—	330,949	—
Gain on derivative contracts, net	392,851	—	187,378	—	580,229
Other income, net	(163,982)	115,620	—	(98,758)	(147,120)

Net income (loss) before minority interest	10,529,422	567,544	786,845	330,949	12,214,760
Minority interest	—	—	(180,966)	—	(180,966)

Net income	$10,529,422	567,544	605,879	330,949	12,033,794

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Consolidating Statement of Cash Flows for the
Three Months Ended March 31, 2006

			Non-Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$6,506,713	7,029,521	(967,445)	394,352	(6,456,428)	6,506,713
Equity in losses (earnings) of affiliates	(6,580,134)	123,706	—	—	6,456,428	—
Changes in real estate inventory	—	(38,131,281)	(28,351,517)	—	—	(66,482,798)
Other operating activities	73,421	(52,163,450)	51,996,234	(1,006,032)	—	(1,099,827)

Net cash provided by (used in) operating activities	—	(83,141,504)	22,677,272	(611,680)	—	(61,075,912)

Investing activities:
Net cash used in investing activities — purchases of property and equipment	—	—	(452,334)	(50,015)	—	(502,349)

Financing activities:
Borrowings (repayments) of loans payable, net	—	—	(26,855,000)	—	—	(26,855,000)
Draws on (repayments of) line of credit	—	54,000,000	—	—	—	54,000,000
Distributions to minority partners	—	—	—	(123,829)	—	(123,829)

Net cash provided by (used in) financing activities	—	54,000,000	(26,855,000)	(123,829)	—	27,021,171

Increase in cash and cash equivalents	—	(29,141,504)	(4,630,062)	(785,524)	—	(34,557,090)
Cash and cash equivalents, beginning of period	—	32,429,244	9,298,975	2,540,609	—	44,268,828

Cash and cash equivalents, end of period	$—	3,287,740	4,668,913	1,755,085	—	9,711,738

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Combining Statement of Cash Flows for the
Three Months Ended March 31, 2005

		Non-Guarantor	Other
	Guarantor	Homebuilding	Non-Guarantor
	subsidiaries	subsidiaries	subsidiaries	Eliminations	Combined
Operating activities:
Net income (loss)	$10,529,422	567,544	605,879	330,949	12,033,794
Equity in losses of affiliates	330,949	—	—	(330,949)	—
Changes in real estate inventory	(19,071,270)	(85,820)	—	—	(19,157,090)
Other operating activities	(3,173,956)	1,725,240	281,019	—	(1,167,697)

Net cash provided by (used in) operating activities	(11,384,855)	2,206,964	886,898	—	(8,290,993)

Investing activities:
Net cash used in investing activities — purchases of property and equipment	—	(44,853)	(45,314)	—	(90,167)

Financing activities:
Draws on (repayments of) line of credit	15,870,699	—	—	—	15,870,699
Distributions to members and dividends to stockholders	(231,716)	(218,510)	—	—	(450,226)
Distributions to minority partners	—	—	(66,866)	—	(66,866)

Net cash provided by (used in) financing activities	15,638,983	(218,510)	(66,866)	—	15,353,607

Increase (decrease) in cash and cash equivalents	4,254,128	1,943,601	774,718	—	6,972,447
Cash and cash equivalents, beginning of period	981,862	285,074	785,588	—	2,052,524

Cash and cash equivalents, end of period	$5,235,990	2,228,675	1,560,306	—	9,024,971

(11)	Related Party Transactions

Prior to the Reorganization, Capital was a wholly owned subsidiary of Holdings and was included in the combined financial statements of Stanley-Martin Communities. Capital is now a subsidiary of the Company, whose parent is Holdings. During all periods presented, a significant portion of Holding’s operations were conducted through its direct or indirect investment in Capital. During the three months ended March 31, 2005, Capital made distributions to Holdings of approximately $232,000. No distributions were made in the three months ended March 31, 2006. In the future, the Company may be required to distribute funds to Holdings in order to allow Holdings to meet its operating and financing obligations.

A subsidiary of Capital has a lot purchase agreement with a wholly owned subsidiary of Holdings to purchase lots over the course of a ten year period suitable for single-family homes in St. Mary’s County, Maryland. The purchase price for each lot will be equal to the greater of a base price which adjusts over time or 20% of the home’s final sale price to the homebuyer. As of March 31, 2006, Capital has purchased home lots for approximately $7,798,000 and has a purchase deposit of $944,000.

A subsidiary of Capital also has lot purchase agreements with a 50% owned joint venture of Holdings to purchase lots in Loudoun County, Virginia. The purchase price of the lots is based on a predetermined price schedule that contains price escalators of 1.5 percent per quarter based on the timing of the lot purchases. As of March 31, 2006, Capital has purchased 14 home lots for approximately $2,289,000.

Based on the expected timing of the remaining lot purchases and the estimated individual lot purchase prices at that time under these lot purchase agreements, the Company’s estimated remaining purchase obligation is approximately $85,300,000 at March 31, 2006.

In December 2005, the Company acquired 193 acres from a subsidiary of Holdings for $40.3 million. Due from related parties primarily represents amounts due from various entities under the control of the Control Group. Due to related parties primarily represents amounts due to Holdings. All related party receivables and payables are non interest bearing and due on demand.

Management services revenue reported in the statements of operations represents management and accounting support services provided to two related parties through common ownership. The Company utilizes one of these related parties for construction management services on many of its projects. The Company paid this party approximately $684,000 and $1,079,000 for these services for the three months ended March 31, 2006, and 2005, respectively.

(12)	Commitments and Contingencies
(a)	Legal Proceedings

The Company and its subsidiaries are involved in litigation arising from the normal course of business. In the opinion of management, and based on advice of legal counsel, this litigation is not expected to have any material adverse effect on the financial position or results of operations of the Company.

(b)	Guarantees

At March 31, 2006 and December 31, 2005, the Company is contingently liable on performance bonds amounting to approximately $22,650,000 and $19,841,000, respectively, to ensure completion of required public improvements related to its homebuilding projects. Also, as of March 31, 2006 and December 31, 2005, the Company had guaranteed approximately $9,212,000 and $11,500,000, respectively, of performance bonds on behalf of affiliated entities. The Company is contingently liable under outstanding letters of credit of approximately $5,709,000 and $7,368,000 at March 31, 2006 and December 31, 2005, respectively.

Heritage Mortgage guarantees amounts outstanding under the $10 million warehouse loan facility. At March 31, 2006 and December 31, 2005, the balance on the warehouse loan facility was approximately $5,289,000 and $2,136,000, respectively. Heritage Mortgage’s obligation to perform under this guarantee principally arises if George Mason defaults on its obligations under the warehouse loan facility. Cardinal Bank, N.A. is the lender on the warehouse loan facility and the parent of George Mason. The Company has not recorded any liability related to this guarantee as of March 31, 2006 and December 31, 2005.

The Company has guaranteed amounts due under an operating lease entered into by an affiliated company. The affiliates annual rent obligation is approximately $200,000. Amounts due under this lease increase by 3 percent each year through expiration in 2011.

(c)	Contract Land Deposits

At March 31, 2006 and December 31, 2005, the Company had entered into various agreements with unaffiliated parties to purchase land for approximately $96,680,000 and $101,420,000, respectively. The Company has made deposits of $4,290,000 and $5,265,000 at March 31, 2006 and December 31, 2005, respectively, pertaining to these land purchase agreements. These deposits may be forfeitable, depending upon the agreement, if the Company does not purchase the land. The Company is not the primary beneficiary in any of the variable interest entities that hold some of these land purchase agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
STATEMENT ON FORWARD-LOOKING INFORMATION
     Certain information included herein and in our other reports, SEC filings, statements and presentations is forward-looking within the meaning of the Private Securities Litigation Act of 1995, including, but not limited to, statements concerning our anticipated operating results, financial resources, changes in revenues, changes in profitability, interest expense, growth and expansion, anticipated income to be realized from our investments in unconsolidated entities, the ability to acquire land, the ability to secure governmental approvals and the ability to open new communities, the ability to sell homes and properties, the ability to deliver homes from backlog, the average delivered prices of homes, the ability to secure materials and subcontractors, and the ability to maintain the liquidity and capital necessary to expand and take advantage of future opportunities. In some cases you can identify those so called forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project,” “intend,” “can,” “could,” “might,” or “continue,” or the negative of those words or other comparable words. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in our other reports, SEC filings, statements and presentations. These risks and uncertainties include local, regional and national economic conditions, the demand for homes, domestic and international political events, uncertainties created by terrorist attacks, the effects of governmental regulation , the competitive environment in which we operate, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, the availability of capital, uncertainties and fluctuations in capital and securities markets, changes in tax laws and their interpretation, legal proceedings, the availability of adequate insurance at reasonable cost, the ability of our customers to finance the purchase of homes, the availability and cost of labor and materials, and weather conditions. Additional information concerning potential factors that we believe could cause our actual results to differ materially from expected historical results is included in “Risk Factors” in our Prospectus dated April 20, 2006 for the fiscal year ended December 31, 2005. Moreover, the financial guidance contained herein related to our expected results of operations for fiscal 2006 reflects our expectations as of May 15, 2006 and is not being reconfirmed or updated by this Quarterly Report on Form 10-Q.
     If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.
     When this report uses the words “we,” “us,” and “our,” they refer to Stanley-Martin Communities, LLC and its subsidiaries, unless the context otherwise requires. Reference herein to “fiscal 2006,” and “fiscal 2005,” refer to our fiscal year ending December 31, 2006 and our fiscal year ended December 31, 2005, respectively.
Overview
     We are one of the largest private homebuilders in the Washington, D.C. metropolitan area, based on the number of homes delivered each year. We are engaged in the development of residential communities and the design, marketing and construction of single-family homes and townhomes. Our homes are marketed and sold under the trade name Stanley Martin.
     We generate revenues from our homebuilding operations and, to a lesser extent, from our title insurance and mortgage origination businesses. Substantially all of our home construction activities begin after a sales contract has been entered into with a homebuyer. Up until March 31, 2006, we operated in two divisions: a Northern Virginia division consisting of the City of Alexandria and Arlington, Fairfax, Loudoun and Prince William Counties; and a Southern Maryland division that operates in St. Mary’s County. In February 2006, we acquired approximately 510 lots in Jefferson County, West Virginia. On April 1, 2006, we formed a Western Virginia division which includes Loudoun County, VA (formerly with the Northern Virginia division) and Jefferson County, WV. To date, substantially all of our homebuilding operations have been conducted through our Northern Virginia division. Our Southern Maryland division commenced selling activities in September 2005, commenced construction starts in November 2005 and commenced deliveries in April 2006.
     Through our financial services operations we offer a variety of financial services products including mortgage origination, title insurance and closing services. Our mortgage revenues consist primarily of loan origination fee income, credit application fee income and gains on the sale of mortgages. Revenues from our mortgage operations are generally recognized when the mortgage loans and related servicing rights are sold to George Mason Mortgage, LLC (“George Mason”), which occurs concurrently with the closing of the associated mortgage loan. Title revenues consist primarily of title insurance premiums and closing services and are recognized as homes are closed.
     Beginning in the third quarter 2005 and continuing throughout the first quarter 2006 and into the second quarter 2006, we have experienced a slowdown in the rate at which new contracts were signed. The value of new contracts signed in the first quarter 2006 was $55.6 million, a 20.5% decline compared to the value of new contracts signed in the first quarter 2005. We believe this slowdown is attributable to softening demand, a lack of available home sites caused by delays in new community openings, a decline in consumer confidence and increased supply due to the availability of homes previously purchased by speculative buyers at competing communities. In addition, it appears that customers are taking more time in making home buying decisions. Despite this slowdown, we remain cautiously optimistic about the future growth of our business. Metropolitan Washington, D.C. demographics remain strong due to the continuing regulation-induced constraints on lot supplies, the growing number of affluent households, low unemployment and strong job creation.
     Geographic and product diversification, access to lower-cost capital, a versatile and abundant home mortgage market and improving demographics are creating opportunities for builders who can control land and persevere through the increasingly difficult regulatory approval process. We believe that this evolution in our industry favors home building companies with the capital and expertise to control home sites and gain market share. We currently own or control approximately 3,600 home sites in the metropolitan D.C. market. We believe that as the approval process becomes more difficult and as the political pressure from no-growth proponents increases, our expertise in taking land through the approval process and our already approved land positions should work to our advantage.
     Because of the length of time that it takes to obtain the necessary approvals on a property, complete land improvements and deliver a home after a home buyer signs an agreement of sale, we are subject to many risks. We attempt to reduce our risk by controlling land for future development through options whenever possible, thus allowing us to obtain the necessary governmental approvals before acquiring title to the land. In addition, we attempt to reduce our risk by generally commencing construction of a home only after executing an agreement of sale and receiving a substantial downpayment from a buyer, and using subcontractors to perform home construction and land development on a fixed-price basis.
     For the three months ended March 31, 2006, our total revenues, home deliveries, and new orders were approximately $45.9 million, 57 homes and 94 new orders, respectively. For the three months ended March 31, 2005, our total revenues, home deliveries and new orders were approximately $53.1 million, 78 homes and 97 new orders. At March 31, 2006, we had a backlog of 223 homes with a value of approximately $135.4 million, down from 240 homes with a value of approximately $171.1 million at March 31, 2005.

Application of Critical Accounting Estimates and Policies
     This discussion and analysis of our financial condition and results of operations is based upon our consolidated and combined financial statements which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     We believe the following critical accounting policies are the more significant judgments and estimates used in the preparation of our consolidated and combined financial statements:
Revenue Recognition
     Homebuilding. We build single-family and townhome residences, which are generally produced on a pre-sold basis for our customers. We recognize revenue on the sale of a home at the time title to the home passes to the customer at closing.
     Mortgage Loans and Title Fees. We have, through our investment in First Heritage Mortgage, LLC (“Heritage Mortgage”), a loan purchase agreement with George Mason whereby Heritage Mortgage agrees to sell and deliver to Mason all mortgage loans that it originates on the date the loans are settled with the mortgage borrower. The price at which the mortgage loans will be sold to George Mason is fixed as of the date Heritage Mortgage enters into a rate lock commitment with the borrower and is not subject to fluctuations based on changes in market conditions. If a prospective borrower cancels the loan agreement, the forward sale of the loan to George Mason is also cancelled. Heritage Mortgage records mortgage loan fees and gains on the sale of the mortgage loans at the date the loans are settled with the mortgage borrower and concurrently sold and delivered to George Mason. Heritage Mortgage also has an arrangement whereby it receives additional consideration on the loans sold to George Mason calculated as the difference between the interest earned by George Mason on the purchased loans prior to sale to another investor and an agreed upon variable interest factor. George Mason generally sells these loans within one to four weeks from the purchase from Heritage Mortgage. The additional consideration is included in gain on sale of mortgage loans in the financial statements on an accrual basis.
     Heritage Mortgage accounts for these sales of mortgage loans to George Mason pursuant to SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125 because the loan assets have been legally isolated from us; we have no ability to restrict or constrain the ability of George Mason to pledge or exchange the assets; and, because we do not have the entitlement or ability to repurchase the mortgage loans or unilaterally cause George Mason to put the mortgage loans back to us.
     Heritage Mortgage’s mortgage loan originations are funded through the use of a warehouse loan facility. Cardinal Bank has provided the warehouse facility since July 2004. George Mason is a wholly-owned subsidiary of Cardinal Bank, N.A. This warehouse facility bears interest at a variable rate based on the Federal Funds Rate. George Mason is the principal borrower under the $10 million warehouse facility with Cardinal Bank, and Heritage Mortgage is jointly and severally liable with George Mason for the obligations under the warehouse facility as an accommodation party (which in this case is equivalent to a guarantor). Accordingly, Heritage Mortgage bears no interest cost nor has any outstanding borrowings on the warehouse facility because ownership of the originated loans is transferred to George Mason concurrent with our closing of the loan with the borrower.

     We recognize title insurance premiums associated with our title operations as home sales are closed, closing services are rendered and title policies are issued, all of which generally occur simultaneously as each home sale is closed. All of the title insurance premiums are underwritten by a third party insurer.
Homebuilding Inventory
     Homebuilding inventory is stated at the lower of cost or estimated fair value less cost to sell. The cost of developed lots and uncompleted homes represents the actual costs that are accumulated on a project basis, with direct costs accumulated on a specific identification basis by home within the project. Financing costs, including interest, and real estate taxes are capitalized as inventory costs. Field construction and supervision salaries and related overhead expenses are included in inventory costs. Selling, general and administrative costs are expensed as incurred. Upon settlement, direct costs are expensed based on actual costs incurred and other capitalized costs are expensed on an estimated standard cost basis. Estimated costs to complete and customer service reserves are provided for as homes are settled.
     When assessing the lower of cost or estimated fair value less cost to sell, estimated fair value less cost to sell equals the estimated sales price of the home, reduced by the sum of the estimated direct, overhead and financing costs capitalized as inventory costs and the direct selling expenses. Important factors involved in this estimation process include estimated sales prices, dates of disposition and interest rates. These variable assumptions are based on current market conditions and management’s judgment with respect to general economic conditions, but could differ materially in the future.
     We evaluate our deposits related to fixed price lot acquisition contracts based on the provisions of Financial Accounting Standards Board Interpretation No. 46, revised, Consolidation of Variable Interest Entities, or FIN 46R, the provisions of which were effective for us on January 1, 2004. FIN 46R requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate that entity. The primary beneficiary of a VIE is the party that absorbs a majority of the VIE’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets, exclusive of variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of variable interests. We have no lot acquisition contracts that require consolidation of the related VIE as of March 31, 2006.
Warranty Accruals
     Warranty accruals are established to provide for probable future expenses that can be reasonably estimated as a result of construction, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and other outside counsel retained to handle specific product liability cases. This liability is included in cost to complete and customer service reserves.
Derivative Financial Instruments
     We account for our derivatives and hedging activities in accordance with SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. As of March 31, 2006, we had three interest rate swaps which are considered derivative instruments. We entered into these derivative contracts to economically hedge our exposure to changes in interest rates. We do not enter into derivative instruments for speculative purposes. We have not designated the interest rate swaps as cash flow hedges for financial reporting purposes. Amounts paid or received under these agreements and changes in the fair values of the instruments are recognized as “gain (loss) on derivative contracts, net” in the consolidated and combined statements of operations. The fair value of the swaps are reflected in the consolidated balance sheets as a component of other assets or other liabilities.

Selected Financial and Other Information
     The following table includes selected statement of operations and other data for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
	2006	2005

Statement of Operations Data:
Homebuilding revenue	$43,071	$50,069
Cost of sales	30,680	32,818

Gross homebuilding profit	12,391	17,251
Financial services revenue	2,842	2,984
Management services revenue	24	14
Selling, general and administrative expense	(9,412)	(8,468)
Minority interest	(179)	(181)
Other, net	841	434

Net income	$6,507	$12,034

Other Financial Data:
Gross homebuilding margins	28.8%	34.5%
Depreciation and amortization	$122	$81

Operating Data:
Net new home orders	94	97
Homes closed	57	78
Average sales price of homes closed	$755.7	$633.1
Backlog at end of period (homes)	223	240
Backlog at end of period, contract value	$135,433	$171,088
Selected Homebuilding Operating Data
     The following table sets forth certain information regarding closings, new orders and backlog for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
	(dollars in thousands)
Homes Closed (homes):
Single-family	57	31
Townhome	—	47

Total	57	78

Average Sales Price of Homes Closed:
Single-family	$756	$650
Townhome	$—	$622
Average sales price of homes closed	$756	$633
Revenue from Homes Closed:
Single-family	$43,071	$20,838
Townhome	—	29,231

Total	$43,071	$50,069

New Orders (homes):
Single-family	78	96
Townhome	16	1

Total	94	97

Average Sales Price of New Orders:
Single-family	$637	$722
Townhome	$289	$655
Average sales price of all new orders	$591	$721
Backlog at End of Period (homes):
Single-family	189	229
Townhome	34	11

Total	223	240

Backlog Sales Value at End of Period:
Single-family	$123,988	$164,978
Townhome	11,445	6,110

Total	$135,433	$171,088

Average Sales Price Backlog End of Period:
Single-family	$656	$720
Townhome	$337	$555
Average sales price backlog value for all homes	$607	$713

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005
     Revenue. Total revenues for the first quarter 2006 were $45.9 million, down $7.1 million or 13.4% from $53.1 million for the first quarter 2005. Homebuilding gross revenue was $43.1 million in the first quarter 2006, off $7.0 million or 14.0% from $50.1 million in the first quarter 2005. The decrease in homebuilding revenue was the result of a 26.9% decrease in the number of homes delivered offset by a 19.4% increase in the average price of a delivered home. The number of homes delivered declined to 57 in the first quarter 2006 from 78 in the first quarter 2005 due to general market conditions. The average sales price rose due to a change in product mix quarter-to-quarter.
     During the first quarter 2006, we delivered 57 single family homes in three counties in Northern Virginia with average neighborhood prices ranging from $969,050 in Fairfax County to $615,144 in Prince William County. No townhomes were delivered in the first quarter 2006. In the first quarter 2005, we delivered 47 townhomes and 31 single family homes. The 47 townhomes were in two counties with average neighborhood prices ranging from $659,802 to $605,697. The 31 single family homes were delivered in three counties with average neighborhood prices ranging from $842,985 to $532,437. Thus, the first quarter 2006 had 57 deliveries, all single family homes, with an average price of $755,628. Conversely, the first quarter 2005 had 47 townhomes delivered representing 59.2% of the quarter’s revenue with an average price of $621,930 and 31 single family homes with an average price of $649,947. The first quarter 2006 average price of $755,628 was 19.4% greater than the first quarter blended average price of $633,065.
     We include the revenues of our mortgage services and title insurance services subsidiaries in financial services revenues. Financial services revenues were $2.8 million in the first quarter 2006, down 4.8% from $3.0 million in the first quarter 2005. The decrease in revenues when compared to the same quarter in the prior year was driven by a 25.7% decrease in the number of loans originated offset by a 9.6% increase in the average size of the loans on which the fees are based. Our homebuyers accounted for 16.2% of Heritage Mortgage’s business in the first quarter 2006, up from 10.8% in the first quarter 2005.
     During the first quarter 2006, Heritage Mortgage was responsible for handling the financing needs of 57.9% of our homebuyers, up from 48.7% in the first quarter 2005. First Excel was responsible for underwriting title insurance for 80.7% of our Virginia homebuyers in the first quarter 2006, up from 72.9% in the first quarter 2005. Financial services revenues were 6.2% of total first quarter 2006 revenues, up from 5.6% in the first quarter a year earlier.
     New Orders and Backlog. The number of new orders declined 3.1% to 94 in the first quarter 2006 from 97 the first quarter 2005. The aggregate value of new orders was $55.6 million in the first quarter 2006, down $14.4 million or 20.5% from $69.9 million a year earlier.

     The Southern Maryland division opened our Wildewood Neighborhood for new orders in September 2005. During the first quarter 2006, Southern Maryland contributed 42 new orders with an average price of $422,508. Southern Maryland was not open for sales in the first quarter 2005. The Northern Virginia division generated 52 new orders with an average price of $725,078 in the first quarter 2006. The average new order price in the first quarter 2005 was $720,959, and all new orders received in the first quarter of 2005 were in our Northern Division. Thus, the number of first quarter new orders in Northern Virginia declined 46.4% while the average sales price increased approximately 0.6%.
     The decline in new orders in the three months ended March 31, 2006 when compared to the three months ended March 31, 2005 was due to soft market conditions in Northern Virginia partially offset by the contribution from our Southern Maryland division. In the Northern Virginia division, the decline in the number of new orders was due to reduced demand, an abundance of supply in the resale market from speculative buyers at competing communities and a lengthening of the new home buying decision as customers wait for anticipated discounts. While we have made a modest change to our discount policy, many competitors have recently advertised substantial discounts for select product. We feel this practice has created an expectation in many new homebuyers that discounts will be forthcoming from all builders. Although not all builders will aggressively discount their product, the time frame in which a homebuyer makes a purchase decision has been significantly impacted. The modest increase in the average sales price in the three months ended March 31, 2006 in Northern Virginia when compared to the three months ended March 31, 2005 is the result of product and location mix.
     The average sales price for single family and townhomes together declined 18.0% from $720,959 in the first quarter 2005 to $591,228 in the first quarter 2006. This 18.0% decline in the average sales price when compared to the same period in the prior year is due to both a change in product type and the introduction of new orders from the Southern Maryland division. In the first quarter 2005, 99.0% of the new orders were single family homes. In the first quarter 2006, 83.0% of the new orders were single family. Moreover, while no new orders were generated by the Southern Maryland division in the first quarter 2005, 44.7% of the number of new orders in the first quarter 2006 were from Southern Maryland (32.2% based on aggregate sales price). In the first quarter 2006, Northern Virginia generated 48 single family new orders with an average sales price of $734,868 and 4 townhome new orders with an average sales price of $607,603. In the first quarter 2006, Southern Maryland generated 30 single family new orders with an average sales price of $480,158 and 12 townhome new orders with an average sales price of $288,883. Together, first quarter 2006 new orders were comprised of 78 single family homes with an average sales price of $636,903 and 16 townhome new orders with an average sales price of $368,563. In the first quarter 2005, there were 96 single family new orders with an average sales price of $721,641 and 1 townhome new order for $655,400.
     At March 31, 2006, our backlog was 223 homes with an aggregate value of $135.4 million, down from 240 homes with an aggregate value of $171.1 million a year earlier. The average sales price in backlog at March 31, 2006 was $607,324, down $105,543 or 14.8% from $712,867 a year earlier. Just as with new orders, the decrease in average sales price in backlog is due to a change in both product mix and location. As of March 31, 2006, 34 townhomes were in backlog, 30 of which came from Southern Maryland. The Northern Virginia average townhome backlog price was $607,603 and the Southern Maryland average townhome backlog price was $300,495 at March 31, 2006. Together, the 2006 average townhome backlog price was $336,625, considerably below the $555,414 average townhome backlog price a year earlier. The Southern Maryland division did not start selling until September 2005, thus made no contribution to the March 31, 2005 backlog. The average single family backlog price at March 31, 2006 was $656,024 comprised of an average $451,396 in Southern Maryland and an average $753,538 in Northern Virginia. As of March 31, 2005 the average townhome backlog price was $555,414 and the single family backlog price was $720,430.
     When comparing the Northern Virginia division backlog at March 31, 2006 to March 31, 2005, there was a decline from 240 homes ($171.1 million and a $712,867 average sales price) as of March 31, 2005 to 132 homes with an aggregate sales price of $98.9 million and an average sales price of $749,116 at March 31, 2006. The number of homes in backlog for Northern Virginia declined by 108 or 45.0%; the aggregate sales price declined $72.2 million or 42.2%; and the average sales price increased 5.1% to

$749,116 when compared to the same period in the prior year. If new orders generated by the Southern Maryland division are included, the backlog at March 31, 2006 was down 17 homes (7.1%) and $35.7 (20.8%) million in aggregate sales value. The average sales price in backlog at March 31, 2006 decreased 14.8% when compared to the three months ended March 31, 2005 due to the product mix and location factors discussed above.
     As of March 31, 2006 Southern Maryland represents 40.8% of the backlog measured in homes and 27.0% of the backlog measured in aggregate sales value. For the remaining three quarters in 2006, we expect the Southern Maryland division to contribute approximately 26% of aggregate new orders. While the average sales price in Southern Maryland is below that of Northern Virginia, the contribution from Southern Maryland is expected to be below the percentage currently in backlog which in turn will increase the overall average price in backlog.
     Gross Homebuilding Margin. The gross homebuilding margin in the first quarter 2006 was 28.8%, down from 34.5% in the first quarter 2005. The decline in the homebuilding margin was due to the increased cost of land, land development activities and finance costs in the first quarter 2006. The gross homebuilding margin was 30.3% in 2005, up from 25.7% in 2004. We expect the homebuilding margin throughout 2006 to be nearer 2004 levels due to increased costs and lower average sales prices due to the changes in our product mix.
     Selling, General and Administrative. Total SG&A expenses in the first quarter 2006 increased $944,170 or 11.2% to $9.4 million from $8.5 million in the first quarter 2005. SG&A as a percentage of total revenues increased to 20.5% in the first quarter 2006 from 16.0% in the same period in 2005. The increase in SG&A was primarily due to an increase in architecture, legal and accounting fees. Homebuilding SG&A was 16.7% of homebuilding revenue in the first quarter 2006, up from 12.3% in the first quarter 2005. Financial services SG&A was $2.2 million in the first quarter 2006, down from $2.3 million a year earlier.
     Gain (loss) on Derivative Contracts. Our homebuilding segment utilizes interest rate swap agreements to economically hedge our risk of interest rate fluctuations related to our variable rate line of credit. During the first quarter 2006, we had three interest rate swaps outstanding with an aggregate notational amount of $50.0 million under which we make fixed rate payments and receive variable interest payments. Gain on derivative contracts, net, was approximately $628,620 in the first quarter 2006. During the first quarter 2005, we had two interest rate swaps outstanding with an aggregate notational amount of $25.0 million. The gain recorded on these derivative contracts, was approximately $187,378 in the first quarter 2005.
     We utilized an interest rate collar during 2005 to economically hedge our risk related to fluctuations in the variable interest factor used in calculations to determine the additional consideration earned by Heritage Mortgage on loans sold to George Mason. We recorded a gain of $392,851 on the interest rate collar for the three months ended March 31, 2005. In October 2005 we terminated the interest rate collar and recorded a gain of approximately $15,000.
     Other Income (Expense), net. Our homebuilding segment recognized other income, net in the first quarter 2006 of $211,654 compared to a loss of approximately $147,120 in the first quarter 2005. Other income, net for the first quarter 2006 primarily represents interest earned on our significantly increased cash balances from our debt refinancing in August 2005 which is offset by interest charges incurred relating to the cash settlement of our swaps, as well as other interest expense incurred. Other expense, net for the first quarter 2005 includes interest charges which were not capitalized into real estate inventory, which were offset by approximately $25,000 in recoveries from our subcontractor’s insurance carriers on amounts we paid to cover building defect claims of our homebuyers, while we pursued our claims against subcontractors.

     Minority Interest. Minority interest expense represents the minority owners 25% interest in net income of Heritage Mortgage and the minority owners 49% interest in our title company. Minority interest was $178,566 for the first quarter 2006 and $180,966 in the first quarter 2005. The decrease in 2006 from 2005 is due to reduced business activity in both our mortgage and title company.
     Net Income. Overall, net income for the first quarter 2006 was $6.5 million, off $5.5 million or 45.9% from $12.0 million the first quarter 2005. Our homebuilding segment experienced a 46.5% decrease in net income to $6.1 million in the first quarter 2006 from $11.4 million in the first quarter 2005. This decrease was primarily the result of the $7.0 million decrease in first quarter 2006 homebuilding sales revenue and a 570 basis point decline in gross homebuilding margin.
     Our financial services net income of $394,352 for the first quarter 2006, down 34.9% from $605,879 in the first quarter 2005. This decline reflects the slow down in both our mortgage and title businesses.
Seasonality and Variability in Quarterly Results
     In prior years, we have experienced seasonality and quarter-over-quarter variability in our homebuilding activity levels. For example, in 2005, we generated approximately 26% and 30% of our revenues in the third and fourth quarters, respectively, and in 2004, we generated approximately 25% and 48% of our revenues in the third and fourth quarters, respectively. We believe that this seasonality reflects the tendency of homebuyers to shop for a new home in the spring with the goal of closing in the fall or winter as well as the scheduling of paving and construction to accommodate seasonal weather conditions. Additional factors that contribute to this variability include (1) our ability to continue to acquire land and land options on acceptable terms, (2) the timing of receipt of regulatory approval for development and construction, (3) the condition of the real estate market and general and local economic conditions in the Washington, D.C. metropolitan area, (4) prevailing interest rates and the availability of financing, both for us and for the purchasers of our homes and (5) the cost and availability of materials and labor. We have implemented a process that is known in the industry as “even-flow production” in an attempt to even out expected closings in future years. Even-flow production is a strategy that is intended to reduce the variability in the workflow for trade contractors in the homebuilding process, thereby gaining production efficiencies and greater reliability in the planning process. We have also experienced seasonality in our financial services operations as loan originations correspond with the closing of homes.
Liquidity and Capital Resources
     Our financing needs depend on sales volume, asset turnover, land acquisition and inventory balances. We have incurred substantial indebtedness and may incur substantial indebtedness in the future to fund the growth of our homebuilding activities. During the first quarter 2006, we purchased approximately $59.3 million of land using available cash and borrowings under our $150.0 million senior secured facility. While we continue to purchase some finished lots from third party developers, our primary focus is on the purchase of land for development. We will continue to evaluate all of our alternatives to satisfy our increasing demand for lots in the most cost effective manner. We expect to purchase approximately $38.5 million of land throughout the remainder of 2006. The first quarter 2006 land purchases are the majority of our anticipated land purchases for the year. As of March 31, 2006, our Northern Virginia division controls 1,869 lots of which 1,183 (63.3%) are owned and 686 (36.7%) are under option contracts; our Western Virginia division controls 510 lots all of which are owned; and our Southern Maryland division controls 1,206 lots all of which are under option contracts. Together, of the 3,585 lots controlled 1,687 (47.1%) lots are owned and 1,898 (52.9%) lots are under option contracts.
     We assess our liquidity in terms of our ability to generate cash to fund our operating activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds, our senior subordinated notes and our senior secured credit facility. The senior secured credit facility is a three-year facility that matures on December 1, 2008 and can be extended one year every December 1 subject to the lender’s approval. As of March 31, 2006, we had $54.0 million borrowed on our senior secured credit facility. Our borrowing capacity under the senior secured credit facility is dependent on borrowing base calculations stipulated by the facility agreement. At March 31, 2006, these calculations allowed for additional borrowings of up to $89.6 million. Borrowings under the senior secured credit facility are secured by land and construction work-in-progress and carry a floating interest rate of one month LIBOR plus a margin that ranges from 175 to 225 basis points.

     A $10 million warehouse line of credit provides financing for mortgage loans originated by Heritage Mortgage. Amounts outstanding under this warehouse line of credit are repaid at the time the mortgage loans are sold to a permanent investor. The warehouse line of credit currently bears interest at the Federal Funds Rate plus 1.00%. George Mason is the principal borrower under the $10 million warehouse facility with Cardinal Bank, and Heritage Mortgage is jointly and severally liable with George Mason Mortgage for the obligations under the warehouse facility as an accommodation party (which in this case is equivalent to a guarantor). Accordingly, Heritage Mortgage bears no interest cost nor has any outstanding borrowings on the warehouse facility because ownership of the originated mortgage loans is transferred to George Mason Mortgage concurrent with Heritage Mortgage’s closing of the loans with the borrowers.
     Neighborhood Holdings, LLC, our parent, has substantial obligations to make distribution payments on its outstanding Class A membership interests. Neighborhood Holdings is obligated to pay approximately $331,300 a month to the holders of Class A membership interests. Class A membership interests will be redeemed in installments on June 30, 2006, June 30, 2007, June 30, 2008, June 30, 2009 and June 30, 2010. As of May 24, 2006, the redemption amounts due on the dates listed above are $.4 million, $5.2 million, $10.0 million, $9.0 million and $8.5 million respectively. Neighborhood Holdings has the right to request the holders of the Class A membership interests to roll forward for a three year period the obligations due on each of the redemption dates. In the three and a half years during which Neighborhood Holdings has been obligated to make similar annual payments, 100% of the holders of the Class A membership interests have agreed to roll the redemption date forward three years. There is no assurance that these holders will continue to accede to any future requests to defer payment. In addition, from time to time, Neighborhood Holdings makes distribution payments on its Class B membership interests, a portion of which may be used to fund the tax obligations of the beneficial holders thereof, Martin K. Alloy and Steven B. Alloy, which are attributable to our income by virtue of our being a “pass-through” entity for income tax purposes. Neighborhood Holdings relies on distributions from its subsidiaries, including us, to fund these payments. For 2005 and 2004, these distributions to Neighborhood Holdings equaled $26.9 million and $12.8 million, respectively. For the first quarter 2006, there were no distributions to Class B members. For the first quarter 2005, Class B distributions were $.2 million.
     We believe that our available financing is adequate to support operations and planned land acquisitions through 2009.
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005.
     Cash Flows used in Operating Activities. Net cash used in operating activities was $61.1 million in the first quarter 2006, up significantly from the net cash used in operating activities of $8.3 million in the same quarter a year earlier. The increase in net cash used in operating activities was primarily the result of a significant increase of the amount of cash used to purchase real estate inventory. The increase in real estate inventory was $66.5 million in the first quarter 2006 as compared to $19.2 million in the first quarter 2005. In addition, accrued interest payable decreased by more than $3.5 million in 2006, as we made a semi-annual interest payment on our 9.75% senior subordinated notes on February 15, 2006.
     Cash Flows used in Investing Activities. Net cash used in investing activities represents the increase in office furniture and equipment of approximately $477,354 due to the relocation of our corporate offices in early 2006 and the purchase leasehold improvements of approximately $24,995 for the first quarter 2006. Property and equipment purchases were approximately $90,000 for the first quarter 2005.
     Cash Flows provided by Financing Activities. Cash provided by financing activities was $27.0 million in the first quarter 2006, up 76% from $15.4 million a year earlier. In the first quarter 2006, we borrowed $54.0 million on our line of credit and repaid the $26.9 million seller note related to the property we acquired in late 2005. In the first quarter 2005, we drew $15.9 million on our line of credit. Distributions to members were $231,716 in the first quarter 2005. Dividends to stockholders were $218,510 in the first quarter 2005. No distributions or dividends were made in the first quarter of 2006.

Distributions to minority partners increased from $66,866 in the first quarter 2005 to $123,829 in the first quarter 2006.
     The Trust Indenture related to the senior subordinated notes issued in August 2005 provides that the Class B members of the limited liability company are entitled to a tax distribution on the income we generate plus up to one-half the difference between the pre-tax net income and the amount received to satisfy the tax obligations. The members did not receive any tax distribution nor any discretionary distribution in the first quarter 2006. Based on pre-tax net income of $6.5 million for the first quarter 2006 and a 40.14% tax bracket, the Class B members could have taken a tax distribution of $2.6 million and a discretionary distribution of up to $1.9 million.

(in thousands)	Amount
Net Income	$6.5
Taxes	(2.6)

After Tax Balance	$3.9
Maximum Discretionary Distribution	$1.9
Actual Discretionary Distribution	—

Allowable Distribution	$1.9
Contractual Obligations
     Included in the table below is a summary of future amounts payable as of March 31, 2006 under contractual obligations.

	Total	Remainder 2006	2007-2009	2010-2012	2015+
(dollars in thousands)
Senior Subordinated Notes(1)	$150,000	$—	$—	$—	$150,000
Senior secured credit facility(2)	54,000	—	54,000	—	—
Operating leases(3)	9,636	1,100	1,970	1,798	4,768

Total	$213,636	$1,100	$55,970	$1,798	$154,768

(1)	On August 10, 2005 we issued ten year $150.0 million senior subordinated notes which will mature August 10, 2015. We cannot redeem the notes before August 15, 2010 subject to certain exceptions. The notes bear interest at 9.75% which is paid semi-annually beginning February 15, 2006. The above amounts do not include interest.

(2)	Borrowings under the senior secured credit facility carry a floating interest rate equal to one month LIBOR plus an applicable margin based on our senior debt ratio. The applicable margin ranges from 175 to 225 basis points and was 175 basis points at March 31, 2006.

(3)	Represents rent payments on noncancellable leases for office space in Virginia and Maryland with various lease expiration dates through 2016. The annual base rent will range from approximately $1,088,000 to $1,412,000 over the life of the lease. This lease will expire in 2016.
     In addition to the contractual obligations listed above, we are party to two lot purchase agreements, each with a related party. On January 20, 2004, Wildewood Residential, LLC, a wholly owned subsidiary of Neighborhood Holdings, entered into a Lot Purchase Agreement, amended as of January 24, 2005 and October 1, 2005, with Wildewood Neighborhoods, LLC our indirect subsidiary. Our remaining obligation under this Lot Purchase Agreement was approximately $68.0 million at March 31, 2006. We have a deposit of $944,000 relating to the remaining obligation under the Lot Purchase Agreement. On January 10, 2002, Neighborhoods I, LLC, our indirect subsidiary, entered into two Lot Purchase Agreements, each amended as of February 15, 2005, with Renaissance at Woodlands, LLC (“Woodlands”). Woodlands is a joint venture in which Neighborhood Holdings is an indirect 50% owner and an affiliate of WCI Communities, Inc. (“WCI”) is the other 50% owner. Our remaining obligation under the Lot Purchase Agreements were approximately $17.3 million at March 31, 2006, which takes into account the price escalations within the contract.

     At March 31, 2006 and December 31, 2005, we had entered into various agreements with unaffiliated parties to purchase land for approximately $96.7 million and $101.4 million respectively. We have made deposits of $4.3 million and $5.3 million at March 31, 2006 and December 31, 2005, respectively, pertaining to these land purchase agreements. These deposits may be forfeitable, depending on the agreement, if we do not purchase the land. .
Off-Balance Sheet Arrangements
     Our primary use of off-balance sheet arrangements is for the purpose of securing desirable lots on which to build homes for our homebuyers in a manner that we believe reduces our overall risk. Our off-balance sheet arrangements relate to our homebuilding operations, land option contracts and the issuance of letters of credit and completion bonds.
     Land Option Contracts. In the ordinary course of business, we enter into land option agreements in order to secure land for the construction of homes in the future. Pursuant to these land option agreements, we will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Because the entities holding the land under option may meet the criteria of being variable interest entities, we evaluate all land option agreements to determine if it is necessary to consolidate any of these entities. As of March 31, 2006, we had an aggregate of $5.2 million of deposits on our land option contracts of which approximately $1.2 million related to lots where zoning approvals had not yet been obtained and were refundable and approximately $4.0 million related to lots where zoning approvals had been obtained and were non-refundable. In addition see “Contractual Obligations.”
     Letters of Credit and Completion Bonds. We provide standby letters of credit, cash escrows and completion bonds for development work in progress, deposits on land and lot purchase contracts and miscellaneous deposits. As of March 31, 2006, we had outstanding approximately $5.7 million of standby letters of credit, $3.0 million of cash escrows and $22.7 million of performance and completion bonds. Also, as of March 31, 2006 we had guaranteed approximately $9.2 million of performance bonds on behalf of affiliated entities.
     Guarantees. Heritage Mortgage guarantees amounts outstanding under the $10.0 million warehouse loan facility with Cardinal Bank, N.A. At March 31, 2006 and December 31, 2005, the balance on the warehouse facility was $5.3 million and $2.1 million respectively. Heritage Mortgage’s obligation to perform under this guarantee principally arises if George Mason defaults on its obligations under the warehouse loan facility. We have not recorded any liability related to this guarantee as of March 31, 2006 or December 31, 2005.
Interest Rates and Inflation
     Our business is significantly affected by the impact of interest rates. Higher interest rates may decrease our potential market by making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them. Higher interest rates may adversely affect our revenues, gross homebuilding margins and net income. Higher interest rates also increase our borrowing costs because, as indicated above, a portion of our bank loans fluctuate with LIBOR lending rates, both upwards and downwards. The impact of increased rates on our homebuyers can be offset, in part, by offering variable rate loans with lower interest rates through Heritage Mortgage.
     In recent years, we have generally been able to raise prices by amounts at least equal to our cost increases and, accordingly, have not experienced any detrimental effect from inflation. When we develop lots for our own use, inflation may increase our profits because land costs are fixed well in advance of sales efforts. We are generally able to maintain costs with subcontractors from the date construction is started on a home through the delivery date. However, in certain situations, unanticipated costs may occur between the start of construction and the delivery date, resulting in lower gross profit margins.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. Our principal market risk exposure continues to be interest rate risk. Our line of credit is variable based on LIBOR and is affected by changes in market interest rates. We believe that reasonably possible near-term interest rate changes will not result in a material negative effect on our future earnings, fair values or cash flows. Generally, we have been able to recover any increased costs of borrowing through increased selling prices; however, there is no assurance we will be able to continue to increase selling prices to cover the effects of any increase in near-term rates. At March 31, 2006, approximately 73.5% of our debt is at a fixed rate of 9.75% and 26.5% of our debt is on our line of credit at a variable rate.
     The fair value of our ten year $150.0 million 9.75% senior subordinated notes issued August 10, 2005 is $135.8 million as of March 31, 2006.
     We have interest rate swaps to economically hedge our exposure to interest rate fluctuations.
     As of March 31, 2006, we had two $12.5 million swap agreements which have terms of three and five years, maturing on December 1, 2007 and 2009, respectively. Under the $12.5 million swaps, we receive variable payments of one month LIBOR and make fixed-rate payments of 3.71% and 4.12%, respectively, on notional amounts of $12.5 million for each swap agreement. In addition, we have one $25.0 million swap agreement with a five year term maturing December 1, 2010. We receive variable payments based on one month LIBOR and make fixed rate payments at 5.01%. The fair value of these three interest rate swaps was $907,752 at March 31, 2006.
     During the first quarter of 2005, we had an interest rate protection agreement (“interest rate collar”) against fluctuations in the variable interest factor used in the calculations to determine the additional consideration earned by Heritage Mortgage on loans sold to George Mason. The interest rate collar had a notional amount of $25,000,000 and required Heritage Mortgage to pay or receive funds from the counterparty to the agreement to the extent that LIBOR falls below the floor or exceeds the ceiling interest percentages in the agreement. The floor and ceiling interest percentages (based on a twelve month period ending November 1) were 2.25 and 4.50.
     We recorded a gain of $392,851 on the interest rate collar for the three months ended March 31, 2005. In October 2005, we terminated the interest rate collar and recorded a gain of approximately $15,000.
     Changes in the prices of commodities that are a significant component of home construction costs, particularly lumber, may result in unexpected short term increases in construction costs. Since the sales price of our homes is fixed at the time the buyer enters into a contract to acquire a home and because we generally contract to sell our homes before construction begins, any increase in costs in excess of those anticipated may result in gross margins lower than anticipated for homes in our backlog. We attempt to mitigate the market risks of price fluctuation of commodities by entering into fixed-price contracts with our subcontractors and material suppliers for a specified period of time, generally commensurate with the building cycle.
ITEM 4. CONTROLS AND PROCEDURES
     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

     Our chief executive officer and chief financial officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange act of 1934, as amended) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved in various claims and litigation arising principally in the ordinary course of business. We believe that the disposition of these matters will not have a material adverse effect on our business or our financial condition.
     There are no other proceedings required to be disclosed pursuant to Item 103 of Regulation S-K.
ITEM 1A. RISK FACTORS
     There has been no material change in our risk factors as previously disclosed in our Prospectus filed April 20, 2006.
ITEM 6. EXHIBITS
31.1 Certification of Steven B. Alloy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Michael I. Roman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANLEY-MARTIN COMMUNITIES, LLC
(Registrant)

Date: May 25, 2006	By:	/s/ Steven B. Alloy

Steven B. Alloy
President and Chief Executive Officer

Date: May 25, 2006	By:	/s/ Michael I. Roman

Michael I. Roman
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)