Form 10-Q
period 2006-06-30
Stanley-Martin Communities, LLC
filed 2006-08-14
CIK 1344478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number 333-130488
STANLEY-MARTIN COMMUNITIES, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	03-0410135 (I.R.S. Employer Identification No.)

11111 Sunset Hills Road, Suite 200 (Address of principal executive offices)	20190 (Zip Code)
(703) 964-5000
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐    Accelerated filer ☐     Non accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STANLEY-MARTIN COMMUNITIES, LLC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

		December 31,
	June 30, 2006	2005
	(unaudited)
Assets
Cash and cash equivalents	$10,826,869	$44,268,828
Real estate inventory	270,828,361	208,212,366
Deposits and escrows	7,708,247	11,741,041
Property and equipment, net	1,965,781	1,525,748
Due from related parties	113,127	280,894
Accounts receivable	2,690,126	2,065,289
Deferred financing costs, net	5,000,151	5,275,389
Other assets	1,808,127	730,033

	$300,940,789	$274,099,588

Liabilities and Members’ Capital

Liabilities:
Debt	$196,000,000	$176,855,000
Accounts payable and accrued expenses	7,100,623	12,573,429
Due to related parties	556,123	—
Accrued interest payable	5,808,241	5,850,000
Purchase deposits	5,264,867	7,280,346
Cost to complete and customer services reserves	8,398,220	5,163,659
Other liabilities	1,912,181	674,565

Total liabilities	225,040,255	208,396,999

Minority interest	337,034	454,439
Members’ capital	75,563,500	65,248,150

	$300,940,789	$274,099,588

See accompanying notes to consolidated and combined financial statements.

STANLEY-MARTIN COMMUNITIES, LLC AND SUBSIDIARIES
Condensed Consolidated and Combined Statements of Operations and Members’ Capital/Stockholders’ Equity
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:

Homebuilding sales	$70,784,734	$59,140,466	$113,855,539	$109,209,535
Financial services	3,492,969	4,303,381	6,334,271	7,287,350
Management services	24,348	14,400	48,696	28,800

Total revenues	74,302,051	63,458,247	120,238,506	116,525,685

Operating expenses:

Cost of sales	53,092,051	41,839,068	83,704,492	74,657,147
Selling, general and administrative expenses	12,718,638	11,570,261	22,075,813	20,037,969

Operating income	8,491,362	10,048,918	14,458,201	21,830,569
Gain (loss) on derivative contracts, net	590,368	(521,438)	1,218,988	58,791
Other income (expense), net	269,827	264,861	359,647	117,741

Net income before minority interest	9,351,557	9,792,341	16,036,836	22,007,101

Minority interest	(242,578)	(295,771)	(421,144)	(476,737)

Net income	9,108,979	9,496,570	15,615,692	21,530,364

Distributions to members	(5,300,342)	(6,676,509)	(5,300,342)	(6,908,225)
Dividends to stockholders	—	—	—	(218,510)
Beginning members’ capital/stockholders’ equity	71,754,863	58,170,030	65,248,150	46,586,462

Members’ capital/stockholders’ equity	$75,563,500	$60,990,091	$75,563,500	$60,990,091

See accompanying notes to consolidated and combined financial statements.

STANLEY-MARTIN COMMUNITIES, LLC AND SUBSIDIARIES
Condensed Consolidated and Combined Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$15,615,692	$21,530,364
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	256,302	164,203
Changes in fair value of derivative contracts	(1,173,765)	(56,565)
Minority interest	421,144	476,737

Change in:
Real estate inventory	(63,693,363)	(26,983,846)
Accounts receivable and other assets	(529,166)	(1,463,598)
Due to/from related parties	723,890	3,863,348
Deposits and escrows	4,032,794	3,678,263
Accounts payable and accrued expenses	(885,639)	1,512,536
Purchaser deposits	(2,015,479)	3,914,115
Accrued interest payable	(41,759)	118,949
Other liabilities	1,237,616	(360,113)

Total Adjustments	(61,667,425)	(15,135,971)

Net cash (used in) provided by operating activities	(46,051,733)	6,394,393

Cash flows used in investing activities — purchases of property and equipment	(696,335)	(162,615)

Cash flows from financing activities:
Repayments of loans payable	(26,855,000)	(5,506,301)
Draws on line of credit, net	46,000,000	10,877,000
Distribution to members	(5,300,342)	(6,908,225)
Dividends to stockholders	—	(218,510)
Distribution to minority partners	(538,549)	(218,439)

Net cash provided by (used in) in financing activities	13,306,109	(1,974,475)

Net (decrease) increase in cash and cash equivalents	(33,441,959)	4,257,303
Cash and cash equivalents at beginning of period	44,268,828	2,052,524

Cash and cash equivalents at end of period	$10,826,869	$6,309,827

Supplemental disclosures of cash flow information:
Cash paid during the period for interest net of capitalized interest of $8,906,119 and $3,646,008 respectively	$97,672	$101,107

See accompanying notes to consolidated and combined financial statements.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
(1)	Summary of Significant Accounting Policies
(a)	Background and Principles of Consolidation and Combination

The accompanying combined financial statements include the financial statements of Stanley Martin Companies, Inc. and subsidiaries (SMC), Neighborhoods Capital, LLC and subsidiaries (Capital), Stanley-Martin Homebuilding, L.L.C. (Homebuilding) and Stanley Martin Homes, L.L.C. (Homes) for periods prior to June 30, 2005. These entities have been combined as Stanley-Martin Communities, the predecessor to Stanley-Martin Communities, LLC, as they are under the common control of a single group of owners, Martin and Steven Alloy, father and son (the Control Group). The Control Group owned a majority of the voting interest of all the combined entities. On June 30, 2005, the Control Group completed a reorganization whereby the ownership interests in SMC and Capital were assigned to Stanley-Martin Communities, LLC (the Company) and Stanley-Martin Financing Corp, was formed as a subsidiary of the Company (the Reorganization). The remaining net assets of Homebuilding and Homes were not included in the Reorganization as the entities had ceased significant homebuilding activities. The net assets were accounted for as a non-cash distribution in 2005. The Company now presents consolidated financial statements. The Company is a wholly-owned subsidiary of Neighborhood Holdings, LLC (Holdings), in which the Control Group owns 100% of the voting interests. The Reorganization was recorded at historical cost based on the common control of the entities by the Control Group. All intercompany balances and transactions have been eliminated in consolidation and combination. The Company is a Delaware limited liability company and no termination date has been specified in the operating agreement. The termination date of Capital, as defined in the Articles of Organization filed with the Virginia State Corporation Commission, is December 31, 2015.

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

The Company evaluates its deposits related to fixed price lot acquisition contracts based on the provisions of Financial Accounting Standards Board Interpretation No. 46, revised, Consolidation of Variable Interest Entities, or FIN 46R, the provisions of which were effective for the Company on January 1, 2004. FIN 46R requires the primary beneficiary of a variable interest entity (VIE) to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of variable interests. As of June 30, 2006, the Company has no lot acquisition contracts that would require consolidation of the related VIE.

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles in the accompanying unaudited condensed consolidated and combined financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated and combined financial statements should be read in conjunction with the consolidated and combined financial statements as of and for the year ended December 31, 2005 and notes thereto included in our Registration Statement on Form S-4/A which was declared effective on April 21, 2006.

In our opinion, the accompanying unaudited condensed consolidated and combined financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2006 and the results of our operations for the three and six month periods ended June 30, 2006 and 2005 and cash flows for the six month periods ended June 30, 2006 and 2005. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations. Certain prior period amounts have been reclassified to conform with the current presentation.

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

Homebuilding

The Company builds single family and townhouse residences, which generally are produced on a pre-sold basis for the ultimate customer. Revenues are recognized at the time homes are completed and title passes to the customer at settlement.

Mortgage Loans and Title Fees

The Company, through its investment in Heritage Mortgage, has a loan purchase agreement (Agreement) with George Mason Mortgage, L.L.C., (Mason) whereby Heritage Mortgage agrees to sell and deliver to Mason all mortgage loans that it originates on the date the loans are settled with the mortgage borrower. The price at which the mortgage loans will be sold to Mason is fixed as of the date Heritage Mortgage enters into a rate lock commitment with the borrower and is not subject to fluctuations based on changes in market conditions. If a prospective borrower cancels the loan agreement, the forward sale of the loan to Mason is also cancelled. Heritage Mortgage records mortgage loan fees and gains on the sale of mortgage loans at the date the loans are settled with the mortgage borrower and concurrently sold and delivered to Mason. Heritage Mortgage also has an arrangement whereby it receives additional consideration on the loans sold to Mason calculated as the difference between the interest earned by Mason on the purchased loans prior to sale to another investor and an agreed upon variable interest factor. Mason generally sells these loans within one to four weeks from the purchase from Heritage Mortgage. The additional consideration is included in gain on sale of mortgage loans in the financial statements on an accrual basis.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
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

Warranty accruals are established to provide for probable future expenses that can be reasonably estimated as a result of construction, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and other outside counsel retained to handle specific product liability cases. This liability is included in cost to complete and customer service reserves. The following table reflects the changes in the Company’s accrued liability for warranty costs for the six months ended June 30, 2006 and 2005.

	For the period ended June 30,
	2006	2005
Balance, Beginning of period	$1,014,738	$654,718

Provision	1,127,141	885,043
Payments	(1,391,961)	(972,815)

Balance, End of period	$749,918	$566,946

(f)	Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of three months or less. The mortgage banking and title subsidiaries had restricted cash of $14,710 at June 30, 2006 and $58,278 at December 31, 2005, which is primarily credit report and appraisal fees collected in advance of loan origination. These amounts are included in cash and cash equivalents.

(g)	Financial Instruments

The Company accounts for its derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company has interest rate swaps and had an interest rate collar, which are considered derivative instruments. The Company entered into these derivative contracts to economically hedge its exposure to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes. The Company has not designated the interest rate swaps or collar as cash flows hedges for financial reporting purposes. Amounts paid or received under these agreements and changes in the fair values of the instruments are recognized as “gain (loss) on derivative contracts, net” in the consolidated and combined statements of operations. The fair value of the swaps is reflected in the consolidated balance sheets as a component of other assets.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
(h)	Property and Equipment

Property and equipment is stated at cost and is depreciated using the straight-line method over estimated useful lives as follows:

Useful lives
Office furniture and equipment	3-10 years
Leasehold improvements	Life of lease
Motor vehicles	3 years
(i)	Income Taxes

The Company is a limited liability company which is not subject to income taxes because each member reports its share of its taxable income, gains, losses, deductions, and credits on their income tax returns. Capital, Homebuilding and Homes are also limited liability companies. SMC was an S corporation and was also not subject to income tax prior to the Reorganization at the corporate level. Accordingly, no federal or state income taxes have been provided for in the combined financial statements for the periods ended June 30, 2005. As part of the Reorganization, SMC became a C corporation and is subject to federal and state income taxes. SMC’s tax expense and related deferred tax assets and liabilities are inconsequential. Income tax expense is included in selling, general and administrative expenses in the statements of operations for the periods ended June 30, 2006.
(2)	Real Estate Inventory

Real estate inventory consists of the following:

	June 30,	December 31,
	2006	2005
Land	$196,538,829	$150,551,023
Construction costs	57,172,840	49,035,189
Finance costs	17,116,692	8,626,154

	$270,828,361	$208,212,366

Information regarding interest is as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Interest incurred and capitalized	$4,638,071	$2,670,196	$8,906,119	$3,646,008
Interest cost unrelated to homebuilding, expensed	42,969	100,511	97,672	159,858
Interest amortized to cost of sales	2,347,505	950,318	3,554,087	1,724,000
Interest costs unrelated to homebuilding activities was expensed and included in “other income (expense), net” in the statements of operations.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
(3)	Property and Equipment

Property and equipment consists of the following:

	June 30,	December 31,
	2006	2005
Office furniture and equipment	$3,025,797	$2,380,209
Leasehold improvements	732,245	681,498
Motor vehicles	97,843	97,843

	3,855,885	3,159,550

Less accumulated depreciation	(1,890,104)	(1,633,802)

	$1,965,781	$1,525,748

(4)	Debt

Debt consists of the following as of:

	June 30,	December 31,
	2006	2005
Senior subordinated notes, bearing interest at 9.75% payable semi-annually on February 15 and August 15, due August 2015	$150,000,000	$150,000,000
Purchase money deed of trust notes, bearing interest at 5%, due February 2006	—	26,855,000
Line of credit, bearing interest at one month LIBOR plus 1.75% to 2.25% (7.084% and 6.14% at June 30, 2006 and December 31, 2005, respectively) due December 2008	46,000,000	—

	$196,000,000	$176,855,000

The senior subordinated notes are guaranteed by certain subsidiaries of the Company (see note 10).

The line of credit had a borrowing capacity of $150 million at June 30, 2006 and December 31, 2005. The line of credit and the loans payable are secured by real estate inventory. Interest payments on the line of credit are required monthly. The interest rate on the line of credit fluctuates quarterly between 1.75% and 2.25% above one month LIBOR based on Capital’s senior debt to equity ratio.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
The Company estimates that the fair value of its debt is approximately $172,750,000 and $165,000,000 at June 30, 2006 and December 31, 2005, respectively.

(5)	Derivative Instruments and Hedging Activities

In December 2005, the Company entered into an interest rate swap with a $25,000,000 notional amount. The Company makes payments at a fixed rate of 5.01% and receives variable payments at the one-month LIBOR. The swap matures in December 2010. In December 2004, the Company entered into two interest rate swap agreements, both with $12,500,000 notional amounts. One swap requires the Company to make payments at a fixed rate of 4.12% and matures in December 2009, while the other swap requires payments at a fixed rate of 3.71% and matures in December 2007. The Company receives variable payments at the one-month LIBOR on both of these swaps. The Company recorded a gain(loss) on the swaps of $590,368 and ($334,719) for the three month periods ended June 30, 2006 and 2005, respectively, and $1,218,988 and $58,133 for the six month periods ended June 30, 2006 and 2005, respectively.

The fair value of the interest rate swaps was $1,356,807 and $237,494 at June 30, 2006 and December 31, 2005, respectively.

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

The Company recorded a gain (loss) of ($186,719) and $658 on the interest rate collar for the three and six month periods ended June 30, 2005, respectively. In October 2005, the Company terminated the interest rate collar and recorded a gain of approximately $15,000.

(6)	Financial Services Revenues

Financial services revenue related to the Company’s mortgage banking and title insurance subsidiaries, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Loan origination fees	$2,000,349	$2,365,551	$3,583,868	$4,061,152
Gain on sale of mortgages	1,288,716	1,706,067	2,361,241	2,830,554
Title insurance premiums	203,904	231,763	389,162	395,644

Financial services revenue	$3,492,969	$4,303,381	$6,334,271	$7,287,350

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
(7)	Leases

On August 3, 2005, the Company entered into a new lease for its corporate headquarters office space in Reston, Virginia. The Company obtained control of the space in October 2005 in order to construct tenant improvements. The Company began paying rent on February 1, 2006. Rent expense recognition of $70,162 per month began in October 2005. The Company leases other office space in Virginia and Maryland. These noncancelable operating leases expire at various dates through 2016. Rent expense under these leases was $380,447 and $243,260 for the three month periods ended June 30, 2006 and 2005, respectively and $632,943 and $487,055 for the six month periods ended June 30, 2006 and 2005, respectively.
(8)	Minority Interest

The Company owns a 75% interest in Heritage Mortgage. The remaining 25% is held by an unaffiliated investor. The minority member’s share of Heritage Mortgage’s net income was $163,791 and $216,400 for the three month periods ended June 30, 2006 and 2005, respectively and $270,212 and $333,872 for the six month periods ended June 30, 2006 and 2005, respectively.

The Company owns a 51% interest in FET. The remaining 49% interest is held by an unaffiliated investor. The minority member’s share of net income was $78,787 and $79,371 for the three month periods ended June 30, 2006 and 2005, respectively and $150,932 and $142,865 for the six month periods ended June 30, 2006 and 2005, respectively.

(9)	Segment Reporting

The Company’s operations consist primarily of its homebuilding segment, which is engaged in the design, marketing, development and construction and sale of single family and townhome residential communities concentrated in the greater Washington, D.C. metropolitan area. The Company’s remaining operations consist of financial services represented by mortgage banking loan origination and mortgage title insurance brokerage services.

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

The Company’s segment information is as follows:

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
     As of and for the six months ended June 30,:

	2006
	Homebuilding	Financial Services	Totals
Revenues	$113,904,235	6,334,271	120,238,506
Depreciation and amortization	178,776	77,526	256,302
Segment net income	14,647,963	967,729	15,615,692
Segment assets	297,775,032	3,165,748	300,940,780
Expenditures for segment assets	613,090	83,245	696,335

	2005
	Homebuilding	Financial Services	Totals
Revenues	$109,238,335	7,287,350	116,525,685
Depreciation and amortization	101,488	62,715	164,203
Segment net income	20,404,217	1,126,147	21,530,364
Segment assets	227,815,851	4,032,374	231,848,225
Expenditures for segment assets	87,514	75,101	162,615
     As of and for the three months ended June 30,:

	2006
	Homebuilding	Financial Services	Totals
Revenues	$70,809,082	3,492,969	74,302,051
Depreciation and amortization	94,868	39,751	134,619
Segment net income	8,535,602	573,377	9,108,979
Segment assets	297,775,032	3,165,748	300,940,780
Expenditures for segment assets	160,756	33,230	193,986

	2005
	Homebuilding	Financial Services	Totals
Revenues	$59,154,866	4,303,381	63,458,247
Depreciation and amortization	51,498	32,069	83,567
Segment net income	8,976,302	520,268	9,496,570
Segment assets	227,816,451	4,032,374	231,848,225
Expenditures for segment assets	42,661	29,787	72,448
(10)	Supplemental Guarantor and Non-Guarantor Information

All subsidiaries of the Company guarantee the senior subordinated notes except for SMC, Heritage Mortgage, FET, Flowing Springs Neighborhoods, LLC, Herndon Neighborhoods, LLC, Powell’s Neighborhoods II, LLC, Spriggs Road Neighborhoods, LLC and Woodlands Neighborhoods, LLC. The separate financial statements of each guaranteeing subsidiary (each a Guarantor Subsidiary) and Stanley-Martin Financing Corp., the co-issuer of the Senior Subordinated Notes, are not presented because the Company has concluded that such financial statements are not material. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary and Stanley-Martin Financing Corp. is 100% owned by the Company. The Company is referred to as the Parent in the following condensed consolidating and combining financial information. No disclosures were made for the Parent for the three and six month periods ended June 30, 2005, as the Company was formed on June 30, 2005. Upon issuance of the Senior Subordinated Notes in August 2005, certain subsidiaries engaged in homebuilding activities were designated as guarantors. To the extent that those subsidiaries were in existence in prior periods, the subsidiaries were included in the “Guarantor Subsidiary” column.

The following condensed, combining and consolidating financial information sets forth the financial position as of June 30, 2006 and December 31, 2005 and the results of operations and cash flows for the three and six month periods ended June 30, 2006 and 2005 of the Parent, the Guarantor Subsidiaries, the Non-Guarantor Homebuilding Subsidiaries and the Other Non-Guarantor Subsidiaries.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Consolidating Balance Sheet as of June 30, 2006

			Non-Guarantor	Other Non-
		Guarantor	Homebuilding	Guarantor
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash	$—	5,545,513	4,632,014	649,342	—	10,826,869
Real estate inventory	176,908	198,585,361	74,071,077	—	(2,004,985)	270,828,361
Deposits and escrows	—	7,081,409	626,838	—	—	7,708,247
Due from related parties	151,921,980	—	3,952,169	—	(155,761,022)	113,127
Investment in affiliates	73,998,835	16,389,515	—	—	(90,388,350)	—
Accounts receivable	—	162,373	543,229	1,984,524	—	2,690,126
Other assets	5,000,151	1,375,938	1,866,088	531,882	—	8,774,059

	$231,097,874	229,140,109	85,691,415	3,165,748	(248,154,357)	300,940,789

Debt	$150,000,000	46,000,000	—	—	—	196,000,000
Accounts payable and accrued expenses	49,999	198,462	5,373,324	2,074,965	(596,127)	7,100,623
Due to related parties	—	96,814,656	59,983,974	—	(156,242,507)	556,123
Purchaser deposits	—	4,588,218	676,649	—	—	5,264,867
Cost to complete and customer service reserves	—	8,214,722	183,498	—	—	8,398,220
Other liabilities	5,484,375	1,273,795	962,252	—	—	7,720,422

	155,534,374	157,089,853	67,179,697	2,074,965	(156,838,634)	225,040,255

Minority interest	—	—	—	337,034	—	337,034
Members’ capital	75,563,500	72,050,256	18,511,718	753,749	(91,315,723)	75,563,500

	$231,097,874	229,140,109	85,691,415	3,165,748	(248,154,357)	300,940,789

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Consolidating Balance Sheet as of December 31, 2005

			Non-
			Guarantor	Other Non-
		Guarantor	Homebuilding	Guarantor
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash	$—	32,429,244	9,298,975	2,540,609	—	44,268,828
Real estate inventory	—	161,819,313	46,412,724	—	(19,671)	208,212,366
Deposits and escrows	—	11,033,222	707,819	—	—	11,741,041
Due from related parties	151,284,652	13,810,626	5,597,479	—	(170,411,863)	280,894
Accounts receivable	—	246,708	215,369	1,603,212	—	2,065,289
Investment in affiliates	64,824,153	10,865,666	—	—	(75,689,819)	—
Other assets	5,275,389	254,072	1,486,912	514,797	—	7,531,170

	$221,384,194	230,458,851	63,719,278	4,658,618	(246,121,353)	274,099,588

Debt	$150,000,000	—	26,855,000	—	—	176,855,000
Accounts payable and accrued expenses	90,000	2,633,019	6,839,806	3,010,604	—	12,573,429
Due to related parties	196,044	150,162,521	10,133,423	—	(160,491,988)	—
Purchaser deposits	—	6,656,310	624,036	—	—	7,280,346
Cost to complete and customer service reserves	—	5,104,821	58,838	—	—	5,163,659
Other liabilities	5,850,000	657,637	16,928	—	—	6,524,565

	156,136,044	165,214,308	44,528,031	3,010,604	(160,491,988)	208,396,999

Minority interest	—	—	—	454,439	—	454,439
Members’ capital	65,248,150	65,244,543	19,191,247	1,193,575	(85,629,365)	65,248,150

	$221,384,194	230,458,851	63,719,278	4,658,618	(246,121,353)	274,099,588

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Consolidating Statement of Operations for the
Six months Ended June 30, 2006

			Non-
			Guarantor	Other Non-
		Guarantor	Homebuilding	Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Homebuilding sales	$—	110,599,292	3,256,247	—	—	113,855,539
Financial services	—	—	—	6,334,271	—	6,334,271
Management services	—	—	7,872,184	—	(7,823,488)	48,696

Total revenues	—	110,599,292	11,128,431	6,334,271	(7,823,488)	120,238,506

Cost of sales	—	89,100,803	2,231,580	—	(7,627,891)	83,704,492
Selling, general and administrative expenses	475,003	7,854,093	8,996,916	4,945,398	(195,597)	22,075,813

Operating income (loss)	(475,003)	13,644,396	(100,065)	1,388,873	—	14,458,201
Equity in earnings of affiliates	16,090,695	700,832	—	—	(16,791,527)	—
Gain on derivative contracts, net	—	1,218,988	—	—	—	1,218,988
Other income, net	—	233,887	125,760	—	—	359,647

Net income (loss) before minority interest	15,615,692	15,798,103	25,695	1,388,873	(16,791,527)	16,036,836
Minority interest	—	—	—	(421,144)	—	(421,144)

Net income (loss)	$15,615,692	15,798,103	25,695	967,729	(16,791,527)	15,615,692

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Combining Statement of Operations for the
Six Months Ended June 30, 2005

		Non-
		Guarantor	Other Non-
	Guarantor	Homebuilding	Guarantor
	subsidiaries	subsidiaries	subsidiaries	Eliminations	Combined
Homebuilding sales	$109,209,535	—	—	—	109,209,535
Financial services	—	—	7,287,350	—	7,287,350
Management services	—	7,819,395	—	(7,790,595)	28,800

Total revenues	109,209,535	7,819,395	7,287,350	(7,790,595)	116,525,685

Cost of sales	82,447,742	—	—	(7,790,595)	74,657,147
Selling, general and administrative expenses	7,713,791	6,857,406	5,684,466	(217,694)	20,037,969

Operating income (loss)	19,048,002	961,989	1,602,884	217,694	21,830,569
Equity in earnings of affiliates	—	—	—	—	—
Gain on derivative contracts, net	58,791	—	—	—	58,791
Other income, net	106,139	229,296	—	(217,694)	117,741

Net income (loss) before minority interest	19,212,932	1,191,285	1,602,884	—	22,007,101
Minority interest	—	—	(476,737)	—	(476,737)

Net income	$19,212,932	1,191,285	1,126,147	—	21,530,364

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Consolidating Statement of Operations for the
Three months Ended June 30, 2006

			Non-
			Guarantor	Other Non-
		Guarantor	Homebuilding	Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Homebuilding sales	$—	67,528,487	3,256,247	—	—	70,784,734
Financial services	—	—	—	3,492,969	—	3,492,969
Management services	—	—	4,910,025	—	(4,885,677)	24,348

Total revenues	—	67,528,487	8,166,272	3,492,969	(4,885,677)	74,302,051

Cost of sales	—	55,636,692	2,231,580	—	(4,776,221)	53,092,051
Selling, general and administrative expenses	401,582	4,737,406	5,012,092	2,677,014	(109,456)	12,718,638

Operating income (loss)	(401,582)	7,154,389	922,600	815,955	—	8,491,362
Equity in earnings of affiliates	9,510,561	824,538	—	—	(10,335,099)	—
Gain on derivative contracts, net	—	590,368	—	—	—	590,368
Other income, net	—	199,286	70,541	—	—	269,827

Net income (loss) before minority interest	9,108,979	8,768,581	993,141	815,955	(10,335,099)	9,351,557
Minority interest	—	—	—	(242,578)	—	(242,578)

Net income (loss)	$9,108,979	8,768,581	993,141	573,377	(10,335,099)	9,108,979

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Combining Statement of Operations for the
Three Months Ended June 30, 2005

		Non-
		Guarantor	Other Non-
	Guarantor	Homebuilding	Guarantor
	subsidiaries	subsidiaries	subsidiaries	Eliminations	Combined
Homebuilding sales	$59,140,466	—	—	—	59,140,466
Financial services	—	—	4,303,381	—	4,303,381
Management services	—	4,149,848	—	(4,135,448)	14,400

Total revenues	59,140,466	4,149,848	4,303,381	(4,135,448)	63,458,247

Cost of sales	45,999,404	(24,888)	—	(4,135,448)	41,839,068
Selling, general and administrative expenses	4,724,561	3,664,671	3,299,964	(118,935)	11,570,261

Operating income (loss)	8,416,501	510,065	1,003,417	118,935	10,048,918
Equity in earnings of affiliates	330,949	—	—	(330,949)	—
Gain (loss) on derivative contracts, net	(334,060)	—	(187,378)	—	(521,438)
Other income, net	270,121	113,675	—	(118,935)	264,861

Net income (loss) before minority interest	8,683,511	623,740	816,039	(330,949)	9,792,341
Minority interest	—	—	(295,771)	—	(295,771)

Net income	$8,683,511	623,740	520,268	(330,949)	9,496,570

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Consolidating Statement of Cash Flows for the
Six Months Ended June 30, 2006

			Non-Guarantor	Other Non-
		Guarantor	Homebuilding	Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$15,615,692	15,798,103	25,695	967,729	(16,791,527)	15,615,692
Equity in earnings of affiliates	(16,090,695)	(700,832)	—	—	16,791,527	—
Changes in real estate inventory	—	(37,536,147)	(26,157,216)	—	—	(63,693,363)
Other operating activities	5,775,345	(50,440,111)	48,927,906	(2,237,202)	—	2,025,938

Net cash provided by (used in) operating activities	5,300,342	(72,878,987)	22,796,385	(1,269,473)	—	(46,051,733)

Investing activities:
Net cash used in investing activities — purchases of property and equipment	—	(4,744)	(608,346)	(83,245)	—	(696,335)

Financing activities:
Borrowings (repayments) of loans payable, net	—	—	(26,855,000)	—	—	(26,855,000)
Draws on (repayments of) line of credit	—	46,000,000	—	—	—	46,000,000
Distributions of members capital	(5,300,342)	—	—	—	—	(5,300,342)
Distributions to minority partners	—	—	—	(538,549)	—	(538,549)

Net cash provided by (used in) financing activities	(5,300,342)	46,000,000	(26,855,000)	(538,549)	—	13,306,109

Decrease in cash and cash equivalents	—	(26,883,731)	(4,666,961)	(1,891,267)	—	(33,441,959)
Cash and cash equivalents, beginning of period	—	32,429,244	9,298,975	2,540,609	—	44,268,828

Cash and cash equivalents, end of period	$—	5,545,513	4,632,014	649,342	—	10,826,869

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Combining Statement of Cash Flows for the
Six Months Ended June 30, 2005

		Non-
		Guarantor	Other Non-
	Guarantor	Homebuilding	Guarantor
	subsidiaries	subsidiaries	subsidiaries	Eliminations	Combined
Operating activities:
Net income (loss)	$19,212,932	1,191,285	1,126,147	—	21,530,364
Equity in earnings of affiliates	—	—	—	—	—
Changes in real estate inventory	(16,024,587)	(491,329)	—	(10,467,930)	(26,983,846)
Other operating activities	(1,457,869)	3,170,788	(332,974)	10,467,930	11,847,875

Net cash provided by (used in) operating activities	1,730,476	3,870,744	793,173	—	6,394,393

Investing activities:
Net cash used in investing activities — purchases of property and equipment	(19,147)	(68,367)	(75,101)	—	(162,615)

Financing activities:

Draws on (repayments of) line of credit	10,877,000	—	—	—	10,877,000
Repayment of loans payable	(5,506,301)	—	—	—	(5,506,301)
Distributions to members and dividends to stockholders	(6,908,225)	(218,510)	—	—	(7,126,735)
Distributions to minority partners	—	—	(218,439)	—	(218,439)

Net cash provided by (used in) financing activities	(1,537,526)	(218,510)	(218,439)	—	(1,974,475)

Increase in cash and cash equivalents	173,803	3,583,867	499,633	—	4,257,303
Cash and cash equivalents, beginning of period	981,862	285,074	785,588	—	2,052,524

Cash and cash equivalents, end of period	$1,155,665	3,868,941	1,285,221	—	6,309,827

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
(11)	Related Party Transactions

Prior to the Reorganization, Capital was a wholly owned subsidiary of Holdings and was included in the combined financial statements of Stanley-Martin Communities. Capital is now a subsidiary of the Company, whose parent is Holdings. During all periods presented, a significant portion of Holding’s operations were conducted through its direct or indirect investment in Capital. During the six months ended June 30, 2005, Capital made distributions to Holdings of $6,908,225. During the six months ended June 30, 2006, the Company made distributions to Holdings of $5,300,342. In the future, the Company may be required to distribute funds to Holdings in order to allow Holdings to meet its operating and financing obligations.

A subsidiary of Capital has a lot purchase agreement with a wholly owned subsidiary of Holdings to purchase lots over the course of a ten year period suitable for single-family homes in St. Mary’s County, Maryland. The purchase price for each lot will be equal to the greater of a base price which adjusts over time or 20% of the home’s final sale price to the homebuyer. As of June 30, 2006, Capital has purchased home lots for approximately $13,082,000 and has a purchase deposit of $887,750.

A subsidiary of Capital also has lot purchase agreements with a 50% owned joint venture of Holdings to purchase lots in Loudoun County, Virginia. The purchase price of the lots is based on a predetermined price schedule that contains price escalators of 1.5 percent per quarter based on the timing of the lot purchases. As of June 30, 2006, Capital has purchased 19 home lots for approximately $3,003,000.

Based on the expected timing of the remaining lot purchases and the estimated individual lot purchase prices at that time under these lot purchase agreements, the Company’s estimated remaining purchase obligation is approximately $92,641,000 at June 30, 2006.

In December 2005, the Company acquired 193 acres from a subsidiary of Holdings for $40.3 million. Due from related parties primarily represents amounts due from various entities under the control of the Control Group. Due to related parties primarily represents amounts due to Holdings. All related party receivables and payables are non interest bearing and due on demand.

Management services revenue reported in the statements of operations represents management and accounting support services provided to two related parties through common ownership. The Company utilizes one of these related parties for construction management services on many of its projects. The Company paid this party construction management fees of approximately $1,002,000 and $1,642,000 for the three month periods ended June 30, 2006 and 2005, respectively and $1,686,000 and $2,720,000 for the six month periods ended June 30, 2006, and 2005, respectively.

(12)	Commitments and Contingencies
(a)	Legal Proceedings

The Company and its subsidiaries are involved in litigation arising from the normal course of business. In the opinion of management, and based on advice of legal counsel, this litigation is not expected to have any material adverse effect on the financial position or results of operations of the Company.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
(b)	Guarantees

At June 30, 2006 and December 31, 2005, the Company is contingently liable on performance bonds amounting to approximately $24,292,000 and $19,841,000, respectively, to ensure completion of required public improvements related to its homebuilding projects. Also, as of June 30, 2006 and December 31, 2005, the Company had guaranteed approximately $9,683,000 and $11,500,000, respectively, of performance bonds on behalf of affiliated entities. The Company is contingently liable under outstanding letters of credit of approximately $5,564,000 and $7,368,000 at June 30, 2006 and December 31, 2005, respectively.

Heritage Mortgage guarantees amounts outstanding under the $10 million warehouse loan facility. At June 30, 2006 and December 31, 2005, the balance on the warehouse loan facility was approximately $4,222,000 and $2,136,000, respectively. Heritage Mortgage’s obligation to perform under this guarantee principally arises if George Mason defaults on its obligations under the warehouse loan facility. Cardinal Bank, N.A. is the lender on the warehouse loan facility and the parent of George Mason. The Company has not recorded any liability related to this guarantee as of June 30, 2006 and December 31, 2005.

The Company has guaranteed amounts due under an operating lease entered into by an affiliated company. The affiliate’s initial annual rent obligation is approximately $200,000. Amounts due under this lease increase by 3 percent each year through expiration in 2011.
(c)	Contract Land Deposits
At June 30, 2006, the Company had entered into various agreements with unaffiliated parties to purchase land for approximately $94,688,000. The Company has made deposits of $4,185,000 at June 30, 2006, pertaining to these land purchase agreements. The Company may enter into land purchase agreements under which deposits may be forfeitable, depending upon the agreement, if the Company does not purchase the land. The Company is not the primary beneficiary in any of the variable interest entities that hold some of these land purchase agreements

(13)	Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections”. This statement, which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have any impact on our consolidated financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force (“EITF”) released Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 creates a framework for evaluating whether a general partner or a group of general partners control a limited partnership and therefore should consolidate the partnership. EITF 04-5 states that the presumption of general partner control would be overcome only when the limited partners have certain specific rights as outlined in EITF 04-5. EITF 04-5 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. For general partners in all other limited partnerships, EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. Implementation of EITF 04-5 did not have any impact on our consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
STATEMENT ON FORWARD-LOOKING INFORMATION
     Certain information included herein and in our other reports, SEC filings, statements and presentations is forward-looking within the meaning of the Private Securities Litigation Act of 1995, including, but not limited to, statements concerning our anticipated operating results, financial resources, changes in revenues, changes in profitability, interest expense, growth and expansion, the ability to acquire land, the ability to secure governmental approvals and the ability to open new communities, the ability to sell homes and properties, the ability to deliver homes from backlog, the average delivered prices of homes, the ability to secure materials and subcontractors, and the ability to maintain the liquidity and capital necessary to expand and take advantage of future opportunities. In some cases you can identify those so called forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project,” “intend,” “can,” “could,” “might,” or “continue,” or the negative of those words or other comparable words. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in our other reports, SEC filings, statements and presentations. These risks and uncertainties include local, regional and national economic conditions, the demand for homes, domestic and international political events, uncertainties created by terrorist attacks, the effects of governmental regulation , the competitive environment in which we operate, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, the availability of capital, uncertainties and fluctuations in capital and securities markets, changes in tax laws and their interpretation, legal proceedings, the availability of adequate insurance at reasonable cost, the ability of our customers to finance the purchase of homes, the availability and cost of labor and materials, and weather conditions. Additional information concerning potential factors that we believe could cause our actual results to differ materially from expected historical results is included in “Risk Factors” in our Prospectus dated April 20, 2006. Moreover, the financial guidance contained herein related to our expected results of operations for fiscal 2006 reflects our expectations as of August 14, 2006 and is not being reconfirmed or updated by this Quarterly Report on Form 10-Q.
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

     Overview
     We are one of the largest private homebuilders in the Washington, D.C. metropolitan area based on the number of homes delivered each year. We are engaged in the development of residential communities and the design, marketing and construction of single-family homes and townhomes. Our homes are marketed and sold under the trade name Stanley Martin.
     We generate revenues from our homebuilding operations and, to a lesser extent, from our title insurance and mortgage origination businesses. Substantially all of our home construction activities begin after a sales contract has been entered into with a homebuyer. As of June 30, 2006 we operate in Fairfax, Arlington, Alexandria, Loudoun and Prince William Counties in Virginia and St. Mary’s County in Maryland.
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
     For the three month and six month periods ended June 30, 2006, total revenues increased 17.1% and 3.2% respectively, compared to the same periods in 2005. Net income for the three month and six month periods ended June 30, 2006 declined 4.1% and 27.5% compared to the same periods in 2005. As of June 30, 2006, our backlog is 165 homes with an aggregate sales price of $104.7 million. The number of homes in backlog is down 29.5% and the aggregate sales price is down 39.0% from our backlog position at June 30, 2005.
     We continue to experience a slowdown in the number and aggregate value of approved new orders. This slowdown began in the fall of 2005 and is expected to continue well into 2007. The value of approved new orders was $96.9 million in the first half of 2006 and $41.3 million for the three months ended June 30, 2006, down 24.3% and 28.9% compared to the same periods in 2005.
     We believe this slowdown is attributable to an overall softening of demand for new homes as well as an oversupply of homes available for sale. We attribute the reduction in demand to concerns on the part of prospective home buyers about the direction of home prices and interest rates. In addition, speculators and investors are no longer helping to fuel demand. We try to avoid selling homes to speculators and build very few homes without having a signed agreement of sale. Nonetheless, we have been impacted by an overall supply of homes available for sale as speculators attempt to sell the homes they previously purchased or cancel contracts for homes under construction, and as builders who, as part of their business strategy, were building homes in anticipation of capturing additional sales in a demand driven market attempt to reduce their inventories by lowering prices and adding sales incentives. In addition, based on the high cancellation rates reported by other builders, and on the increased cancellation rates we have experienced, non-speculative buyer cancellations are also adding to the supply of homes in the marketplace. In the three-month period ended June 30, 2006, our cancellation rate was approximately 8% of approved contracts, as compared to our historical average of approximately 8%.
     Despite this slowdown, we remain cautiously optimistic about the future growth of our business. Our industry demographics remain strong due to the continuing regulation-induced constraints on lot supplies and the growing number of affluent households. We believe the excess supply of available homes is not a long-term phenomenon and that the market environment of tight supply and growing demand will return.

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
     Mortgage Loans and Title Fees. We have, through our investment in First Heritage Mortgage, LLC (“Heritage Mortgage”), a loan purchase agreement with George Mason whereby Heritage Mortgage agrees to sell and deliver to George Mason all mortgage loans that it originates on the date the loans are settled with the mortgage borrower. The price at which the mortgage loans are sold to George Mason is fixed as of the date Heritage Mortgage enters into a rate lock commitment with the borrower and is not subject to fluctuations based on changes in market conditions. If a prospective borrower cancels the loan agreement, the forward sale of the loan to George Mason is also cancelled. Heritage Mortgage records mortgage loan fees and gains on the sale of the mortgage loans at the date the loans are settled with the mortgage borrower and concurrently sold and delivered to George Mason. Heritage Mortgage also has an arrangement whereby it receives additional consideration on the loans sold to George Mason calculated as the difference between the interest earned by George Mason on the purchased loans prior to sale to another investor and an agreed upon variable interest factor. George Mason generally sells these loans within one to four weeks from the purchase from Heritage Mortgage. The additional consideration is included in gain on sale of mortgage loans in the financial statements on an accrual basis.
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
     We evaluate our deposits related to fixed price lot acquisition contracts based on the provisions of Financial Accounting Standards Board Interpretation No. 46, revised, Consolidation of Variable Interest Entities, or FIN 46R, the provisions of which were effective for us on January 1, 2004. FIN 46R requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate that entity. The primary beneficiary of a VIE is the party that absorbs a majority of the VIE’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets, exclusive of variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of variable interests. We have no lot acquisition contracts that require consolidation of the related VIE as of June 30, 2006.
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
Derivative Financial Instruments
     We account for our derivatives and hedging activities in accordance with SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. As of June 30, 2006, we had three interest rate swaps which are considered derivative instruments. We entered into these derivative contracts to economically hedge our exposure to changes in interest rates. We do not enter into derivative instruments for speculative purposes. We have not designated the interest rate swaps as cash flow hedges for financial reporting purposes. Amounts paid or received under these agreements and changes in the fair values of the instruments are recognized as “gain (loss) on derivative contracts, net” in the consolidated and combined statements of operations. The fair value of the swaps is reflected in the consolidated balance sheets as a component of other assets.

Selected Financial and Other Information
     The following table includes selected statement of operations and other data for the six month and three month periods ended June 30, 2006 and 2005 (dollars in thousands).

	Three Months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Statement of Operations Data:
Homebuilding revenue	$70,785	$59,140	$113,856	$109,210

Cost of sales	53,092	41,839	83,704	74,657

Gross homebuilding profit	17,693	17,301	30,152	34,553

Financial services revenue	3,493	4,303	6,334	7,287

Management services revenue	24	14	49	29

Selling, general and administrative expenses	(12,719)	(11,570)	(22,076)	(20,038)

Minority interest	(243)	(296)	(421)	(477)

Other, net	861	(255)	1,578	176

Net income	$9,109	$9,497	$15,616	$21,530

Other Financial Data:
Gross homebuilding margins	25.0%	29.3%	26.5%	31.6%

Depreciation	$135	$84	$256	$164

Operating Data:
Net new home orders	64	77	158	174

Homes closed	122	83	179	161

Average sales price of homes closed	$583	$713	$638	$674

Backlog at end of period (homes)	165	234	165	234

Backlog at end of period, contract value	$104,749	$171,718	$104,749	$171,718

Selected Homebuilding Operating Data
     The following table sets forth certain information regarding closings, new orders and backlog for the six month and three month periods ended June 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Homes Closed (homes):
Single-family	94	72	151	103
Townhome	28	11	28	58

Total	122	83	179	161

Average Sales Price of Homes Closed:
Single-family	$667	$723	$701	$701
Townhome	$299	$642	$299	$626
Average sales price of homes closed	$583	$713	$638	$674

Revenue from Homes Closed:
Single-family	$62,405	$52,076	$105,476	$72,224
Townhome	8,380	7,064	8,380	36,986

Total	$70,785	$59,140	$113,856	$109,210

New Orders (homes):
Single-family	56	77	134	173
Townhome	8	0	24	1

Total	64	77	158	174

Average Sales Price of New Orders:
Single-family	$665	$755	$649	$736
Townhome	$510	$—	$416	$655
Average sales price of all new orders	$646	$755	$613	$736

Backlog at End of Period (homes):
Single-family	151	234	151	234
Townhome	14	0	14	0

Total	165	234	165	234

Backlog Sales Value at End of Period:
Single-family	$97,764	$171,718	$97,764	$171,718
Townhome	6,985	—	6,985	—

Total	$104,749	$171,718	$104,749	$171,718

Average Sales Price Backlog End of Period:
Single-family	$647	$734	$647	$734
Townhome	$499	$—	$499	$—
Average sales price backlog value for all homes	$635	$734	$635	$734

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Revenue. Total revenues for the three months ended June 30, 2006 were $74.3 million, up $10.8 million or 17.1% from $63.5 million in the same quarter 2005. Homebuilding gross revenue was $70.8 million, up $11.6 million or 19.7% over $59.1 million in the second quarter 2005. The increase in homebuilding revenue was the result of a 47.0% increase in the number of homes delivered offset by an 18.2% decrease in the average sales price of a delivered home. The number of homes delivered increased to 122 for the three months ended June 30, 2006, up 39 from 83 in the same quarter 2005. The average sales price declined to $583,000 in the second quarter 2006 from $713,000 in the same quarter a year earlier due to a change in product mix, changes in product size and change in the location of our neighborhoods generating deliveries.
     During the three months ended June 30, 2006, we delivered 94 single family homes with an average sales price of $667,000 and 28 townhomes with an average sales price of $299,000. In the second quarter 2005 we delivered 72 single family homes with an average sales price of $723,000 and 11 townhomes with an average sales price of $642,000. In the second quarter 2006, 77.0% of the deliveries were single family homes compared to 86.7% of deliveries in the second quarter 2005. The average sales price of single family homes declined 7.7% from the second quarter 2005 to the second quarter 2006 while the average sales price of townhomes declined 53.4% in the same period. Thus, the percentage of townhomes delivered increased in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 while at the same time the average sales price declined 53.4%. The decline in the average sales price period to period was the result of a change in product mix, changes in product size and a change in the location of our neighborhoods producing deliveries.
     We include the revenues of our mortgage services and title insurance services subsidiaries in financial services revenues. Financial services revenues were $3.5 million in the three months ended June 30, 2006, down approximately $810,000 or 18.8% from $4.3 million in the same period in 2005. Loan origination fees were off 15.4%, gain on sale of mortgages was off 24.5% and title insurance premium revenue was off 12.0% in the second quarter 2006 as compared to the same period in 2005. The decrease in financial services revenues was driven by a 22.8% decrease in the number of loans originated and sold partially offset by a 1.4% increase in the average size of the loans on which the fees are based. Our homebuyers accounted for 26.8% of Heritage Mortgage’s business in the second quarter 2006, up from 11.7% in the same period in 2005.
     During the three months ended June 30, 2006, Heritage Mortgage was responsible for handling the finance needs of 84.4% of our homebuyers, up from 56.6% in the same period in 2005. First Excel was responsible for underwriting title insurance for 90.4% of our Virginia Homebuyers, up from 84.9% in the second quarter 2005. Financial services revenues were 4.7% of total revenues for the three months ended June 30, 2006, down from 6.8% in the same period in 2005.
New Orders. The number of new orders declined 16.9% to 64 in the three month period ended June 30, 2006 from 77 in the same period in 2005. The aggregate value of new orders declined $16.8 million or 28.9% to $41.3 million in the second quarter 2006 from $58.1 million in the three months ended June 30, 2005. The average contract price declined 14.4% from $755,000 in the second quarter 2005 to $646,000 in the second quarter 2006 due to a change in product mix, changes in product size, a change in the location of neighborhoods generating new orders and the introduction of sales incentives.
     The decline in the number of new orders is directly attributable to weak demand, an oversupply of both new and used homes and reduced affordability in the metro D.C. market. Demand has softened as potential buyers await anticipated price concessions and interest rates have increased.
     In the three months ended June 30, 2006, we generated 56 new single family home orders with an average contract price of $665,000 and 8 townhome orders with an average contract price of $510,000. The number of single family new orders was down 21 or 27.3% from 77 in the second quarter 2005 and the average contract price of single family new orders was down 11.9% from $755,000 a year earlier. No townhome new orders were generated in the three months ended June 30, 2005 as we were not offering townhomes at that time. Thus, the mix of townhomes changed from nothing in the second quarter 2005 to 12.5% of new orders in the second quarter 2005. At the same time, the $510,000 townhome average new order contract price acted to reduce the aggregate second quarter 2006 contract selling price to $646,000.

     Gross Homebuilding Margin. The gross homebuilding margin for the three months ended June 30, 2006 was 25.0%, down from 29.3% in the same period a year earlier. The decline in the homebuilding margin from record levels in 2005 was due to the increased cost of land, land development activities and finance costs in 2006. The homebuilding margin was 30.3% for calendar year 2005, up from 25.7% in 2004. We expect the homebuilding margin throughout the balance of 2006 to fall marginally below 2004 levels due to increased costs and lower average selling prices due to changes in our product mix period to period, changes in product size, a change in the location of neighborhoods generating new orders and the introduction of homebuyer sales incentives in 2006.
     Selling, General and Administrative. Total selling, general and administrative expenses (SG&A) in the second quarter 2006 increased $1.1 million or 9.9% to $12.7 million from $11.6 million in the second quarter 2005. SG&A as a percentage of total revenues decreased to 17.1% in the second quarter 2006 from 18.2% in the same period in 2005. Homebuilding SG&A was 14.2% of homebuilding revenue in the second quarter 2006, up from 14.0% in the second quarter 2005. The increase in SG&A was primarily due to an increase in professional fees from architects as we work to bring new product to market with lower price points. Financial services SG&A was $2.7 million in the second quarter 2006, down from $3.3 million a year earlier. The decrease is primarily due to reduced commissions paid on a smaller volume of business.
     Gain (loss) on Derivative Contracts. Our homebuilding segment utilizes interest rate swap agreements to economically hedge our risk of interest rate fluctuations related to our variable line of credit. During the second quarter 2006, we had three interest rate swaps outstanding with an aggregate notational amount of $50.0 million, under which we make fixed rate payments and receive variable interest payments. Gain on derivative contracts, net, was $590,368 in the second quarter 2006. During the second quarter 2005, we had two interest rate swaps outstanding with an aggregate notational amount of $25.0 million. The loss recorded on these derivative contracts was $334,719. We utilized an interest rate collar during 2005 to economically hedge our risk related to fluctuations in the variable interest factor used in calculations to determine the additional consideration earned by Heritage Mortgage on loans sold to George Mason. We recorded a loss of $186,719 on the interest rate collar for the three months ended June 30, 2005. In October 2005 we terminated the interest rate collar and recorded a gain of approximately $15,000.
     Other Income (Expense), net. Our homebuilding segment recognized “other income, net” in the second quarter 2006 of $269,827 compared to $264,861 in the second quarter 2005. “Other income, net” for the second quarter 2006 primarily represents interest earned on our significantly increased cash balances from our debt refinancing in August 2005. “Other income, net” for the second quarter 2005 includes interest charges which were not capitalized into real estate inventory.
     Minority Interest. Minority interest represents the minority owners 25% interest in net income of Heritage Mortgage and the minority owners 49% interest in FET, our title company. Minority interest expense was $242,578 in the second quarter 2006 and $295,771 in the second quarter 2005. The decrease in 2006 from 2005 is due to reduced business activity in both our mortgage and title company.
     Net Income. Overall, net income for the second quarter 2006 was $9.1 million, off $387,591 or 4.1% from $9.5 million in the second quarter 2005. Our homebuilding segment experienced a 4.9% decrease in net income to $8.5 million in the second quarter 2006 from $9.0 million in the second quarter 2005. This decrease was primarily the result of a 430 basis point decline in gross homebuilding margin.
     Our financial services net income of $573,377 for the second quarter 2006, was up 10.2% from $520,268 in the second quarter 2005. This increase is attributed to the Company’s termination of its interest rate collar agreement, which generated a loss of approximately $187,000 in the three-month period ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
     Revenue. Total revenues for the first two quarters 2006 were $120.2 million, up $3.7 million or 3.2% from $116.5 million in the same period in 2005. Homebuilding gross revenue was $113.9 million, up $4.6 million or 4.3% over homebuilding revenues in the first half of 2005. The increase in homebuilding revenue was the result of an 11.2% increase in the number of homes delivered partially offset by a 5.3% decline in the average sales price of a delivered home. The number of homes delivered increased to 179 for the six months ended June 30, 2006, up 18 from 161 in the same period in 2005. The average sales price declined to $638,000 from $674,000 due to a change in product mix, changes in product type and a change in the location of neighborhoods generating deliveries.
     During the six months ended June 30, 2006, we delivered 151 single family homes with an average sales price of $701,000 and 28 townhomes with an average sales price of $299,000. In the same period in 2005, we delivered 103 single family homes with an average sales price of $701,000 and 58 townhomes with an average sales price of $626,000. In the first half of 2006, 84.4% of the deliveries were single family homes. While the average sales price of the single family homes was identical period to period, single family homes represented only 64.0% of the homes delivered in the six months ended June 30, 2005. The number of townhomes delivered declined from 58 or 36.0% of first half 2005 deliveries to 28 or 15.6% of first half 2006 deliveries. Moreover, the average townhome sales price declined more than 52.2% from $626,000 in the six months ended June 30, 2005 to $299,000 in the same period in 2006. Decline in the average sales price of townhomes period to period was a direct result of the townhome type, size and location in the greater Washington, D.C. metropolitan market.
     We include the revenues of our mortgage services and title insurance services subsidiaries in financial services revenues. Financial services revenues were $6.3 million in the six months ended June 30, 2006, down nearly $1.0 million or 13.1% from $7.3 million in the same period in 2005. Loan origination fees were off 11.8%, gain on the sale of mortgages was off 16.6% and title insurance premium revenue was off 1.6% in the first half of 2006 as compared to the same period in 2005. The decrease in financial services revenues was driven by a 24.1% decrease in the number of loans originated and sold partially offset by a 4.9% increase in the average size of the loans on which the fees are based. Our homebuyers accounted for 22.2% of Heritage Mortgage’s business in the first half of 2006, up from 11.4% in the first half of 2005.
     During the six months ended June 30, 2006, Heritage Mortgage was responsible for handling the finance needs of 76.0% of our homebuyers, up from 52.8% in the same period in 2005. First Excel was responsible for underwriting title insurance for 86.2% of our Virginia Homebuyers, up from 80.2% in the first half of 2005. Financial services revenues were 5.3% of total revenues for the six months ended June 30, 2006, down from 6.3% in the same period in 2005.
     New Orders. The number of new orders declined 9.2% to 158 in the six month period ended June 30, 2006 from 174 in the same period in 2005. The aggregate value of new orders declined $31.1 million or 24.3% to $96.9 million in the first half of 2006 from $128.1 million in the six months ended June 30, 2005. The average contract price declined 16.7% from $736,000 in the first half 2005 to $613,000 in the first half of 2006 due to a change in product mix, changes in product size, a change in neighborhood locations generating new orders and the introduction of selling incentives.
     The decline in the number of new orders is directly attributable to weak demand, an oversupply of both new and used homes and reduced affordability in the greater Washington, D.C. metropolitan market. Demand has softened as potential buyers await anticipated price concessions and as interest rates have increased.

     In the six months ended June 30, 2006, we generated 134 new single family home orders with an average contract price of $649,000 and 24 new townhome orders with an average contract price of $416,000. The number of single family new orders was off 22.5% from 173 in the first half of 2005 and the average contract price was down 11.8% from $736,000 a year earlier. The number of townhome new orders increased from 1 in the six months ended June 30, 2005 to 24 in the same period in 2006 and the average contract price declined 36.5% to $416,000 in the first six months of 2006 from $655,000 in the same period a year earlier.
          Gross Homebuilding Margin. The gross homebuilding margin for the six months ended June 30, 2006 was 26.5%, down from 31.6% in the same period a year earlier. The decline in the homebuilding margin from record levels in 2005 was due to the increased cost of land, land development activities and finance costs in 2006. The gross homebuilding margin was 30.3% for 2005, up from 25.7% in 2004. We expect the homebuilding margin throughout the balance of 2006 to fall marginally below 2004 levels due to increased costs and lower average sales prices due to changes in our product mix period to period, changes in product size, a change in the location of neighborhoods generating new orders and the introduction of homebuyer incentives in 2006.
     Selling, General and Administrative. Total SG&A expenses in the six months ended June 30, 2006 were $22.1 million, up $2.0 million or 10.2% over SG&A in the first six months of 2005. SG&A as a percentage of total revenue rose to 18.4% in the first half of 2006 from 17.2% in the same period in 2005. Homebuilding SG&A was $17.1 million or 15.0% of homebuilding revenue for the six months ended June 30, 2006, up from $14.4 million or 13.1% of homebuilding revenue in the same period in 2005. The increase primarily was due to an increase in professional fees from architects as we work to bring new product to market with lower price points. Financial services SG&A was $4.9 million for the first half of 2006, down from $5.7 million in the same period in 2005. The decrease was due to reduced commissions paid on a smaller volume of business.
     Gain (loss) on Derivative Contracts. Our homebuilding segment utilizes interest rate swap agreements to economically hedge our risk of interest rate fluctuations related to our variable rate line of credit. During the six months ended June 30, 2006, we had three interest rate swaps outstanding with an aggregate notational amount of $50.0 million under which we make fixed rate payments and receive variable interest payments. Gain on derivative contracts, net, was $1,218,988 in the first half of 2006. During the same period in 2005, we had two interest rate swaps outstanding with an aggregate notational amount of $25.0 million. The gain recorded on these derivative contracts, was $58,133.
     We utilized an interest rate collar during 2005 to economically hedge our risk related to fluctuations in the variable interest factor used in calculations to determine the additional consideration earned by Heritage Mortgage on loans sold to George Mason. We recorded a gain of $658 on the interest rate collar for the six month period ended June 30, 2005. In October 2005 we terminated the interest rate collar and recorded a gain of approximately $15,000.
Other Income (Expense), net. Our homebuilding segment recognized “other income, net” in the first six months ended June 30, 2006 of $359,647 compared to $117,741 in the first half of 2005. “Other income, net” for the first half of 2006 primarily represents interest earned on our significantly increased cash balances from our debt refinancing in August 2005. “Other expense, net” for the first six months ended June 30, 2005 includes interest charges which were not capitalized into real estate inventory.
     Minority Interest. Minority interest expense represents the minority owners 25% interest in net income of Heritage Mortgage and the minority owners 49% interest in FET, our title company. Minority interest expense was $421,144 for the six months ended June 30, 2006 compared to $476,737 in the same period in 2005. The decrease in the first half of 2006 from 2005 is due to reduced business activity in both our mortgage and title company.

          Net Income. Overall, net income for the six months ended June 30, 2006 was $15.6 million, off $5.9 million or 27.5% from $21.5 million the first half of 2005. Our homebuilding segment experienced a 28.2% decrease in net income to $14.6 million in the six months ended June 30, 2006 from $20.4 million in the same period 2005. The decrease was primarily the result of the 510 basis point decline in gross homebuilding margin.
     Our financial services net income of $967,729 for the six months ended June 30, 2006 was down 14.1% from $1.1 million in the same period in 2005. This decline reflects the reduced business activity in both our mortgage and title businesses.
     Backlog. At June 30, 2006, our backlog was 165 homes with an aggregate contract price of $104.7 million, down from 234 homes with an aggregate contract price of $171.7 million at June 30, 2005. The average contract price has declined to $635,000 at June 30, 2006 from $734,000 one year ago. The number of homes in backlog is down 29.5% and the aggregate contract price is down 39.0%. The average contract price is off 13.5% at June 30, 2006 compared to the June 30,2005. Just as with new orders, the decline in the number of homes in backlog is the result of soft demand, oversupply of new and used homes and reduced affordability. The reduction in aggregate value of the backlog and the average contract price is the result of a change in product mix, changes in product size, the location of the neighborhoods generating new orders and the introduction of selling incentives.
     At June 30, 2006, our backlog consisted of 151 single family homes with a $647,000 average contract price and 14 townhomes with a $499,000 average contract price. A year earlier the backlog was entirely single family homes with a $734,000 average contract price. The single family average contract price declined 11.9% from June 30, 2005 to June 30, 2006. The overall average at June 30, 2006 was further reduced due to the inclusion of townhomes in the 2006 backlog.
Seasonality and Variability in Quarterly Results
     In prior years, we have experienced seasonality and quarter-over-quarter variability in our homebuilding activity levels. For example, in 2005, we generated approximately 26% and 31% of our revenues in the third and fourth quarters, respectively, and in 2004, we generated approximately 25% and 50% of our revenues in the third and fourth quarters, respectively. We believe that this seasonality reflects the tendency of homebuyers to shop for a new home in the spring with the goal of closing in the fall or winter as well as the scheduling of paving and construction to accommodate seasonal weather conditions. Additional factors that contribute to this variability include (1) our ability to continue to acquire land and land options on acceptable terms, (2) the timing of receipt of regulatory approval for development and construction, (3) the condition of the real estate market and general and local economic conditions in the greater Washington, D.C. metropolitan area, (4) prevailing interest rates and the availability of financing, both for us and for the purchasers of our homes and (5) the cost and availability of materials and labor. We have implemented a process that is known in the industry as “even-flow production” in an attempt to even out expected closings in future years. Even-flow production is a strategy that is intended to reduce the variability in the workflow for trade contractors in the homebuilding process, thereby gaining production efficiencies and greater reliability in the planning process. We have also experienced seasonality in our financial services operations as loan originations and title insurance premiums correspond with the closing of homes.
Liquidity and Capital Resources
     Our financing needs depend on sales volume, asset turnover, land acquisition and inventory balances. We have incurred substantial indebtedness and may incur substantial indebtedness in the future to fund the growth of our homebuilding activities. During the first quarter 2006, we purchased approximately $59.3 million of land using available cash and borrowings under our $150.0 million senior secured facility. During the second quarter 2006, we purchased approximately $6.6 million of land and in July 2006 we purchased approximately $6.0 million of land, each time using available cash and borrowings under our $150.0 million senior secured credit facility. We expect to purchase approximately $14.1 million of land throughout the remainder of 2006. As of June 30, 2006, we control 3,490 lots of which 1,695 (48.6%) are owned and 1,795 (51.4%) are controlled pursuant to option contracts. The total lot supply represents approximately 9.5 years of deliveries based upon anticipated 2006 deliveries.

     We assess our liquidity in terms of our ability to generate cash to fund our operating activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds, our senior subordinated notes and our senior secured credit facility. The senior secured credit facility is a three-year facility that matures on December 1, 2008 and can be extended one year every December 1 subject to the lender’s approval. As of June 30, 2006, we had $46.0 million borrowed on our senior secured credit facility. Our borrowing capacity under the senior secured credit facility is dependent on borrowing base calculations stipulated by the facility agreement. At June 30, 2006, these calculations allowed for additional borrowings of up to $71.9 million. Borrowings under the senior secured credit facility are secured by land and construction work-in-progress and carry a floating interest rate of one month LIBOR plus a margin that ranges from 175 to 225 basis points.
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
     Neighborhood Holdings, LLC, our parent, has substantial obligations to make distribution payments on its outstanding Class A membership interests. Neighborhood Holdings is obligated to pay approximately $345,000 a month to the holders of Class A membership interests. Class A membership interests will be redeemed in installments on June 30, 2007, June 30, 2008, June 30, 2009 and June 30, 2010. As of June 30, 2006, the amounts due to be redeemed on the dates listed above are $5.4 million, $10.4 million, $9.9 million and $8.8 million, respectively. Neighborhood Holdings has the right to request the holders of the Class A membership interests to roll forward for a three year period the obligations due on each of the redemption dates. In the four years during which Neighborhood Holdings has been obligated to make similar annual payments, 100% of the holders of the Class A membership interests have agreed to roll the redemption date forward three years. There is no assurance that these holders will continue to accede to any future requests to defer payment. In addition, from time to time, Neighborhood Holdings makes distribution payments on its Class B membership interests, a portion of which may be used to fund the tax obligations of the beneficial holders thereof, Martin K. Alloy and Steven B. Alloy, which are attributable to our income by virtue of our being a “pass-through” entity for income tax purposes. Neighborhood Holdings relies on distributions from its subsidiaries, including us, to fund these payments. For 2005 and 2004, these distributions to Neighborhood Holdings equaled $26.9 million and $12.8 million, respectively. For the six month period ended June 30, 2006, distributions to Holdings were $5.3 million. For the six month period ended June 30, 2005, distributions were $6.9 million.
     We believe that our available financing is adequate to support operations and planned land acquisitions through 2009.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005.
     Cash Flows (used in)provided by Operating Activities. Net cash used in operating activities was $46.1 million for the six months ended June 30, 2006, up significantly from the net cash provided by operating activities of $6.4 million in the same period a year earlier. The increase in net cash used in operating activities was primarily the result of a significant increase in the amount of cash used to purchase real estate inventory. The increase in real estate inventory was $63.7 million in the first half of 2006 as compared to $27.0 million in the first half of 2005. In addition, the change in the fair value of the derivatives was $1.2 million in the six months ended June 30, 2006 compared to $56,565 in the same period a year earlier. Similarly, purchaser deposits decreased $2.0 million in the first six months of 2006 compared to an increase of $3.9 million in the same period a year earlier.
     Cash Flows used in Investing Activities. Net cash used in investing activities represents an increase in office furniture and equipment of $696,335 due to the relocation of our corporate offices in early 2006 and the purchase of leasehold improvements in the first two quarters 2006. Property and equipment purchases were $162,615 for the first half 2005.
     Cash Flows provided by (used in) Financing Activities. Cash provided by financing activities was $13.3 million in the six months ended June 30, 2006, compared to $2.0 million used in financing activities in the same period a year earlier. In the first half 2006, we borrowed $46.0 million on our line of credit and repaid a $26.9 million seller note related to property we acquired in late 2005. In the six months ended June 30, 2005, we borrowed $10.9 million on our line of credit. Distributions to members were $5.3 million in the six months ended June 30, 2006 down from $6.9 million in the first half of 2005.

Distributions to minority partners increased from $218,439 in the first half of 2005 to $538,549 for the six months ended June 30, 2006.
     The Trust Indenture related to the senior subordinated notes issued in August 2005 permits a variety of distributions including a distribution to the owners to pay state and federal income taxes on the income passed thru the limited liability company plus up to one-half the difference between the pre-tax net income and the amount of the permitted tax distribution. No distribution was made in the first quarter 2006. In the second quarter 2006 a $5.3 million distribution was made toward the anticipated 2006 tax obligation. Based on pre-tax net income of $15.6 million for the first half 2006 and a 40.14% tax bracket, a tax distribution in the amount of $6.3 million and a discretionary distribution in the amount of $4.7 million could have been made. The $5.3 million distribution that was made during the six months ended June 30, 2006 was approximately $1.0 million less than the maximum allowable tax distribution and $5.7 million less than the aggregate allowable distribution.
Contractual Obligations
     Included in the table below is a summary of future amounts payable as of June 30, 2006 under contractual obligations.

		Remainder	2007-	2010-
(dollars in thousands)	Total	2006	2009	2012	Thereafter
Senior Subordinated Notes(1)	$150,000	$—	$—	$—	$150,000

Senior secured credit facility(2)	46,000	—	46,000	—	—

Operating leases(3)	9,892	1,216	3,071	2,639	2,966

Total	$205,892	$1,216	$49,071	$2,639	$152,966

(1)	On August 10, 2005 we issued ten year $150.0 million senior subordinated notes which will mature August 10, 2015. We cannot redeem the notes before August 15, 2010 subject to certain exceptions. The notes bear interest at 9.75% which is paid semi-annually on February 15 and August 15. The above amounts do not include interest.

(2)	Borrowings under the senior secured credit facility carry a floating interest rate equal to one month LIBOR plus an applicable margin based on our senior debt ratio. The applicable margin ranges from 175 to 225 basis points and was 175 basis points at June 30, 2006.

(3)	Represents rent payments on noncancellable leases for office space in Virginia and Maryland with various lease expiration dates through 2016, as well as model home lease obligations. The annual base rent will range from approximately $1,088,000 to $1,412,000 over the life of the lease. This lease will expire in 2016.
     In addition to the contractual obligations listed above, we are party to two lot purchase agreements, each with a related party. On January 20, 2004, Wildewood Residential, LLC, a wholly owned subsidiary of Neighborhood Holdings, entered into a Lot Purchase Agreement, amended as of January 24, 2005 and October 1, 2005, with Wildewood Neighborhoods, LLC our indirect subsidiary. Our remaining obligation under this Lot Purchase Agreement was approximately $75.1 million at June 30, 2006. We have a deposit of $887,750 relating to the remaining obligation under the Lot Purchase Agreement. On January 10, 2002, Neighborhoods I, LLC, our indirect subsidiary, entered into two Lot Purchase Agreements, each amended as of February 15, 2005, with Renaissance at Woodlands, LLC (“Woodlands”). Woodlands is a joint venture in which Neighborhood Holdings is an indirect 50% owner and an affiliate of WCI Communities, Inc. (“WCI”) is the other 50% owner. Our remaining obligation under the Lot Purchase Agreements was approximately $17.5 million at June 30, 2006, which takes into account the price escalations within the contract.

At June 30, 2006, we had entered into various agreements with unaffiliated parties to purchase land for approximately $94.7 million. We have made deposits of $4.2 million at June 30, 2006 pertaining to these land purchase agreements. The Company may enter into land purchase agreements under which deposits may be forfeitable, depending on the agreement, if we do not purchase the land.
Off-Balance Sheet Arrangements
     Our primary use of off-balance sheet arrangements is for the purpose of securing desirable lots on which to build homes for our homebuyers in a manner that we believe reduces our overall risk. Our off-balance sheet arrangements relate to our homebuilding operations, land option contracts and the issuance of letters of credit and completion bonds.
     Land Option Contracts. In the ordinary course of business, we enter into land option agreements in order to secure land for the construction of homes in the future. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Because the entities holding the land under option may meet the criteria of being variable interest entities, we evaluate all land option agreements to determine if it is necessary to consolidate any of these entities. As of June 30, 2006, we had an aggregate of $4.2 million of deposits issued on our land option contracts. All of the land controlled by virtue of land option contracts have been properly zoned for homebuilding. In addition see “Contractual Obligations.”
     Letters of Credit and Completion Bonds. We provide standby letters of credit, cash escrows and completion bonds for development work in progress, deposits on land and lot purchase contracts and miscellaneous deposits. As of June 30, 2006, we had outstanding approximately $5.6 million of standby letters of credit, $2.1 million of cash escrows and $24.3 million of performance and completion bonds. Also, as of June 30, 2006 we had guaranteed approximately $9.7 million of performance bonds on behalf of affiliated entities.
     Guarantees. Heritage Mortgage guarantees amounts outstanding under the $10.0 million warehouse loan facility with Cardinal Bank, N.A. At June 30, 2006 and December 31, 2005, the balance on the warehouse facility was approximately $4.2 million and $2.1 million respectively. Heritage Mortgage’s obligation to perform under this guarantee principally arises if George Mason defaults on its obligations under the warehouse loan facility. We have not recorded any liability related to this guarantee as of June 30, 2006 or December 31, 2005.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. Our principal market risk exposure continues to be interest rate risk. Our line of credit is variable based on LIBOR and is affected by changes in market interest rates. We believe that reasonably possible near-term interest rate changes will not result in a material negative effect on our future earnings, fair values or cash flows. Previously, we have been able to recover any increased costs of borrowing through increased selling prices; however, there is no assurance we will be able to continue to increase selling prices to cover the effects of any increase in near-term rates. At June 30, 2006, without regard to any swap agreements, approximately 76.5% of our debt is at a fixed rate of 9.75% and 23.5% of our debt is on our line of credit at a variable rate.
     The fair value of our ten year $150.0 million 9.75% senior subordinated notes issued August 10, 2005 is $126.8 million as of June 30, 2006.
     We have interest rate swaps to economically hedge our exposure to interest rate fluctuations.
     As of June 30, 2006, we had two $12.5 million swap agreements which have original terms of three and five years, maturing on December 1, 2007 and 2009, respectively. Under the $12.5 million swaps, we receive variable payments of one month LIBOR and make fixed-rate payments of 3.71% and 4.12%, respectively, on notional amounts of $12.5 million for each swap agreement. In addition, we have one $25.0 million swap agreement with a five year term maturing December 1, 2010. We receive variable payments based on one month LIBOR and make fixed rate payments at 5.01%. The fair value of these three interest rate swaps was $1,356,807 at June 30, 2006.
     During the first two quarters of 2005, we had an interest rate protection agreement (“interest rate collar”) against fluctuations in the variable interest factor used in the calculations to determine the additional consideration earned by Heritage Mortgage on loans sold to George Mason. The interest rate collar had a notional amount of $25,000,000 and required Heritage Mortgage to pay or receive funds from the counterparty to the agreement to the extent that LIBOR falls below the floor or exceeds the ceiling interest percentages in the agreement. The floor and ceiling interest percentages (based on a twelve month period ending November 1) were 2.25 and 4.50.
     We recorded a gain of $658 on the interest rate collar for the six month period ended June 30, 2005. In October 2005, we terminated the interest rate collar and recorded a gain of approximately $15,000.
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

STANLEY-MARTIN COMMUNITIES, LLC
(Registrant)

Date: August 14, 2006	By:	/s/ Steven B. Alloy

Steven B. Alloy
President and Chief Executive Officer

Date: August 14, 2006	By:	/s/ Michael I. Roman

Michael I. Roman
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)