Form 10-Q
period 2006-09-30
Stanley-Martin Communities, LLC
filed 2006-11-13
CIK 1344478

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006.

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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STANLEY-MARTIN COMMUNITIES, LLC AND SUBSIDIARIES
Condensed Consolidated and Combined Balance Sheets
(unaudited)

	September 30,	December 31,
	2006	2005
Assets
Cash and cash equivalents	$5,772,859	$44,331,867
Real estate inventory	296,374,166	228,872,874
Deposits and escrows, net	7,586,569	10,767,085
Property and equipment, net	2,238,479	1,862,760
Due from related parties	72,576	294,394
Accounts receivable	3,612,731	2,085,789
Deferred financing costs, net	4,862,532	5,275,389
Other assets	1,648,426	730,033

	$322,168,338	$294,220,191

Liabilities and Members’ Capital

Liabilities:
Debt	$230,000,000	$191,973,798
Accounts payable and accrued expenses	5,861,298	12,653,428
Due to related parties	94,499	3,204,251
Accrued interest payable	2,442,943	7,263,439
Purchaser deposits	4,046,078	7,280,346
Cost to complete and customer services reserves	5,646,773	5,163,659
Other liabilities	2,258,930	878,458

Total liabilities	250,350,521	228,417,379

Minority interest	432,079	454,439
Member’s capital	71,385,738	65,348,373

	$322,168,338	$294,220,191

See accompanying notes to consolidated and combined financial statements.

STANLEY-MARTIN COMMUNITIES, LLC AND SUBSIDIARIES
Condensed Consolidated and Combined Statements of Operations and Member’s Capital/Stockholders’ Equity
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:

Homebuilding sales –homes	$39,880,417	$64,725,565	$153,735,955	$173,935,100
Homebuilding sales – land	18,930,945	—	19,150,945	4,100,000
Financial services	2,663,526	4,381,612	8,997,796	11,668,962
Management services	44,255	14,400	88,961	43,200

Total revenues	61,519,143	69,121,577	181,973,657	189,747,262

Operating expenses:

Cost of sales — homes	28,338,745	45,897,751	112,494,114	120,554,898
Cost of sales — land	16,193,877	—	16,193,877	2,987,828
Impairment	4,960,222	—	4,960,222	—
Selling, general and administrative expenses	9,142,742	11,892,019	31,106,463	32,534,893

Operating income	2,883,557	11,331,807	17,218,981	33,669,643
Gain (loss) on derivative contracts, net	(795,285)	451,357	378,480	385,370
Other income, net	476,584	545,593	816,096	792,130

Net income before minority interest	2,564,856	12,328,757	18,413,557	34,847,143

Minority interest	(155,049)	(274,368)	(576,192)	(751,105)

Net income	2,409,807	12,054,389	17,837,365	34,096,038

Distributions to members	(6,499,658)	(3,659,009)	(11,800,000)	(10,567,234)
Dividends to stockholders	—	—	—	(218,510)
Beginning members’ capital/stockholders’ equity	75,475,589	61,098,329	65,348,373	46,183,415

Member’s capital/stockholders’ equity	$71,385,738	$69,493,709	$71,385,738	$69,493,709

See accompanying notes to consolidated and combined financial statements.

STANLEY-MARTIN COMMUNITIES, LLC AND SUBSIDIARIES
Condensed Consolidated and Combined Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$17,837,365	$34,096,038
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	437,438	281,006
Changes in fair value of derivative contracts	12,509	(547,884)
Impairment	4,960,222	—
Minority interest	576,192	751,105
Change in:
Real estate inventory	(74,103,847)	(26,289,589)
Accounts receivable and other assets	(2,457,844)	(2,666,584)
Due to/from related parties	(2,887,934)	3,603,561
Deposits and escrows	2,490,016	3,021,826
Accounts payable and accrued expenses	(813,326)	(31,149)
Purchaser deposits	(3,234,268)	1,357,428
Accrued interest payable	(4,820,496)	2,941,733
Other liabilities	1,380,472	691,385

Total adjustments	(78,460,866)	(16,887,162)

Net cash (used in) provided by operating activities	(60,623,501)	17,208,876

Cash flows used in investing activities — purchases of property and equipment	(813,157)	(578,358)

Cash flows from financing activities:
Proceeds from issuance of subordinated senior notes	—	150,000,000
Repayments of loans payable	(41,973,798)	(10,059,736)
Draws on (repayment of) line of credit, net	77,250,000	(99,689,635)
Financing costs	—	(5,516,754)
Distributions to members	(11,800,000)	(10,374,168)
Dividends to stockholders	—	(218,510)
Distribution to minority partners	(598,552)	(625,489)

Net cash provided by financing activities	22,877,650	23,515,708

Net (decrease) increase in cash and cash equivalents	(38,559,008)	40,146,226
Cash and cash equivalents at beginning of period	44,331,867	2,044,118

Cash and cash equivalents at end of period	$5,772,859	$42,190,344

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of capitalized interest of $18,404,425 and $5,856,685, respectively	$140,810	$113,090

Supplemental disclosure of non-cash financing activity Seller financing in connection with land acquisition	$2,750,000	$26,855,000
Distribution of non-cash assets and liabilities of Homebuilding and Homes, net of cash distribution of $15,944	$—	$193,066
See accompanying notes to consolidated and combined financial statements.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
(1) Summary of Significant Accounting Policies
(a)	Background and Principles of Consolidation and Combination

The accompanying combined financial statements include the financial statements of Stanley Martin Companies, Inc. and subsidiaries (SMC), Neighborhoods Capital, LLC and subsidiaries (Capital), Stanley-Martin Homebuilding, LLC (Homebuilding) and Stanley Martin Homes, LLC. (Homes) for periods prior to June 30, 2005. These entities have been combined as Stanley-Martin Communities, the predecessor to Stanley-Martin Communities, LLC, as they are under the common control of a single group of owners, Martin and Steven Alloy, father and son (the Control Group). The Control Group owned a majority of the voting interest of all the combined entities. On June 30, 2005, the Control Group completed a reorganization whereby the ownership interests in SMC and Capital were assigned to Stanley-Martin Communities, LLC (the Company) and Stanley-Martin Financing Corp, was formed as a subsidiary of the Company (the Reorganization). The remaining net assets of Homebuilding and Homes were not included in the Reorganization as the entities had ceased significant homebuilding activities. The net assets were accounted for as a non-cash distribution in 2005. The Company now presents consolidated financial statements. The Company is a wholly-owned subsidiary of Neighborhood Holdings, LLC (Holdings), in which the Control Group owns 100% of the voting interests. The Reorganization was recorded at historical cost based on the common control of the entities by the Control Group. All intercompany balances and transactions have been eliminated in consolidation and combination. The Company is a Delaware limited liability company and no termination date has been specified in the operating agreement. The termination date of Capital, as defined in the Articles of Organization filed with the Virginia State Corporation Commission, is December 31, 2015.

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

On September 22, 2006, Holdings contributed its investment in Wildewood Residential, LLC (Residential), previously a wholly owned subsidiary of Holdings, to Capital. Prior to the contribution, Capital had an agreement with Residential to purchase lots over the course of a ten year period suitable for single family homes in St. Mary’s County, Maryland. Upon the contribution of the membership interests in Residential to Capital, the purchase agreement was terminated and Residential will continue to develop single family homes on the property it owns. While Residential is not currently a guarantor of the debt facilities, it is anticipated that the debt facility will be amended to include Residential as a guarantor.

In preparation for and prior to the contribution, Residential sold several undeveloped parcels of land to the Control Group for $1.5 million, the estimated fair value at the time of sale. Additionally, Residential sold undeveloped parcels of land to third parties for $17.4 million. In total, the Company realized a profit of $2.7 million on these land sales for the three months ended September 30, 2006. While the transactions occurred prior to the contribution of Residential to the Company, the Company is required to include these transactions within the financial statements.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Consistent with SFAS 141, “Business Combinations,” the contributed assets and liabilities have been recorded at their carrying amounts. The financial statements include the results of operations for the period in which the transfer occurred as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Results of operations for the periods thus comprise those of Residential and the Company combined from the beginning of the period to the date the contribution was completed and those of the combined operations from the date of contribution to the end of the period. The effects of inter-company transactions have been eliminated. Similarly, the Company presents the statement of financial position and other financial information as of the beginning of the period as though the assets and liabilities had been transferred at that date. Financial statements and financial information presented for prior periods have been restated to furnish comparative information.

The Company evaluates its deposits related to fixed price lot acquisition contracts based on the provisions of Financial Accounting Standards Board Interpretation No. 46, revised, Consolidation of Variable Interest Entities, or FIN 46R, the provisions of which were effective for the Company on January 1, 2004. FIN 46R requires the primary beneficiary of a variable interest entity (VIE) to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of variable interests. As of September 30, 2006, the Company has no lot acquisition contracts that would require consolidation of the related VIE.

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles in the accompanying unaudited condensed consolidated and combined financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated and combined financial statements should be read in conjunction with the consolidated and combined financial statements as of and for the year ended December 31, 2005 and notes thereto included in our Registration Statement on Form S-4/A which was filed on April 20, 2006.

In our opinion, the accompanying unaudited condensed consolidated and combined financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2006 and the results of our operations for the three and nine month periods ended September 30, 2006 and 2005 and cash flows for the nine month periods ended September 30, 2006 and 2005. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Mortgage Loans and Title Fees

The Company, through its investment in Heritage Mortgage, has a loan purchase agreement (Agreement) with George Mason Mortgage, L.L.C., (Mason) whereby Heritage Mortgage agrees to sell and deliver to Mason all mortgage loans that it originates on the date the loans are settled with the mortgage borrower. The price at which the mortgage loans will be sold to Mason is fixed as of the date Heritage Mortgage enters into a rate lock commitment with the borrower and is not subject to fluctuations based on changes in market conditions. If a prospective borrower cancels the loan agreement, the forward sale of the loan to Mason is also cancelled. Heritage Mortgage records mortgage loan fees and gains on the sale of a mortgage loans at the date the loans are settled with the mortgage borrower and concurrently sold and delivered to Mason. Heritage Mortgage also has an arrangement whereby it receives a additional consideration on the loans sold to Mason calculated as the difference between the interest earned by Mason on the purchased loans prior to sale to another investor and an agreed upon variable interest factor. Mason generally sells these loans within one to four weeks from the purchase from Heritage Mortgage. The additional consideration is included in gain on sale of mortgage loans to the financial statements on an accrual basis.

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

When assessing the lower of cost or estimated fair value less cost to sell, estimated fair value less cost to sell equals the estimated sales price reduced by the sum of the estimated direct, overhead, and finance costs capitalized as inventory costs and the direct selling expenses. Important factors involved in this estimation process include estimated sales prices, dates of disposition, and interest rates. These variable assumptions are based on current market conditions and management’s judgment with respect to general economic conditions. If homebuilding inventory is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of inventory exceeds the fair value of the inventory.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
(e)	Warranty Accruals

Warranty accruals are established to provide for probable future expenses that can be reasonably estimated as a result of construction, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and other outside counsel retained to handle specific product liability cases. This liability is included in cost to complete and customer service reserves. The following table reflects the changes in the Company’s accrued liability for warranty costs for the nine months ended September 30, 2006 and 2005.

	Nine months ended
	September 30,
	2006	2005
Balance, beginning of period	$1,014,738	$654,718
Provision	748,146	1,268,321
Payments	(1,310,754)	(1,132,555)

Balance, end of period	$452,130	$790,484

(f)	Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of three months or less. The mortgage banking and title subsidiaries had restricted cash of $4,081 at September 30, 2006 and $58,278 at December 31, 2005, which is primarily credit report and appraisal fees collected in advance of loan origination. These amounts are included in cash and cash equivalents.

(g)	Financial Instruments

The Company accounts for its derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company has interest rate swaps and an interest rate collar, which are considered derivative instruments. The Company entered into these derivative contracts to economically hedge its exposure to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes. The Company has not designated the interest rate swaps or collar as cash flows hedges for financial reporting purposes. Amounts paid or received under these agreements and changes in the fair values of the instruments are recognized as “gain (loss) on derivative contracts, net” in the consolidated and combined statements of operations. The fair value of the swaps is reflected in the consolidated and combined balance sheets as a component of other assets.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
(h)	Property and Equipment

Property and equipment is stated at cost and is depreciated using the straight-line method over estimated useful lives as follows:

Useful lives
Office furniture and equipment	3-10 years
Leasehold improvements	Life of lease
Motor vehicles	3 years
(i)	Income Taxes

The Company is a limited liability company which is not subject to income taxes because each member reports its share of its taxable income, gains, losses, deductions, and credits on their income tax returns. Capital, Homebuilding and Homes are also limited liability companies. SMC was an S corporation and was also not subject to income tax at the corporate level prior to the Reorganization. Accordingly, no federal or state income taxes have been provided for in the combined financial statements for the periods through the period of the Reorganization. As part of the Reorganization, SMC became a C corporation and is subject to federal and state income taxes. SMC’s tax expense and related deferred tax assets and liabilities are inconsequential. Income tax expense is included in selling, general and administrative expenses in the statements of operations for the periods ended September 30, 2006 and 2005.
(2)	Real Estate Inventory

Real estate inventory consists of the following:

	September 30,	December 31,
	2006	2005
Land	$215,450,118	$158,964,181
Construction costs	58,131,476	57,280,249
Finance costs	22,792,572	12,628,444

	$296,374,166	$228,872,874

The Company records impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. During the three months ended September 30, 2006, the Company recorded $4.3 million of impairment losses on real estate inventory.

The Company capitalizes most interest costs to inventory during the development and construction period. Capitalized interest is charged to cost of revenues when the related inventory is delivered for sale. Interest incurred, capitalized and charged to cost of revenues for the three-month and nine-month periods ended September 30, 2006 and 2005 is summarized as follows (amounts in thousands):

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Interest incurred and capitalized	$4,729,196	$2,670,393	$13,583,429	$8,151,968
Interest cost unrelated to homebuilding, expensed	43,118	15,418	140,810	113,090
Interest amortized to cost of sales	1,476,351	1,363,940	5,030,437	3,559,500
Interest costs unrelated to homebuilding activities was expensed and included in “other income, net” in the statements of operations.
(3)	Property and Equipment

Property and equipment consists of the following:

	September 30,	December 31,
	2006	2005
Office furniture and equipment	$3,526,341	$2,764,198
Leasehold improvements	732,245	681,498
Motor vehicles	97,843	97,843

	4,356,429	3,543,539

Less accumulated depreciation	(2,117,950)	(1,680,779)

	$2,238,479	$1,862,760

(4)	Debt

Debt consists of the following as of:

	September 30,	December 31,
	2006	2005
Senior subordinated notes, bearing interest at 9.75% payable semi-annually on February 15 and August 15, due August 2015	$150,000,000	$150,000,000
Purchase money deed of trust notes, bearing interest at 5%, due February 2006	—	26,855,000
Acquisition, development and construction notes payable secured by certain real estate inventory bearing interest at prime plus 1.5% (8.75% at December 31, 2005)	—	10,118,798
Acquisition, development and construction notes payable secured by the Company’s ownership interest in Wildewood Residential, LLC, bearing interest at 22% (8% paid quarterly, 14% paid at maturity) due 2009	—	5,000,000
Line of credit, bearing interest at one month LIBOR plus 1.75% to 2.25% (7.07% and 6.14% at September 30, 2006 and December 31, 2005, respectively) due December 2009	77,250,000	—
Deferred purchase money deed of trust, bearing interest at 8.00%, due May 2, 2007.	2,750,000	—

	$230,000,000	$191,973,798

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
The senior subordinated notes are guaranteed by certain subsidiaries of the Company (see note 10).

The line of credit had a borrowing capacity of $150 million at September 30, 2006 and December 31, 2005. The line of credit and the loans payable are secured by real estate inventory. Interest payments on the line of credit are required monthly. The interest rate on the line of credit fluctuates quarterly between 1.75% and 2.25% above one month LIBOR based on Capital’s senior debt to equity ratio.

The Company estimates that the fair value of its debt is approximately $198,500,000 and $180,000,000 at September 30, 2006 and December 31, 2005, respectively.

Under the Company’s debt agreements, the Company is required to, among other things, maintain certain financial statement ratios and a minimum net worth and is subject to limitations on inventories and indebtedness. The Company believes that it is in compliance with these requirements and is not aware of any covenant violations.

(5)	Derivative Instruments and Hedging Activities

In December 2005, the Company entered into an interest rate swap with a $25,000,000 notional amount. The Company makes payments at a fixed rate of 5.01%. The swap matures in December 2010.

In December 2004, the Company entered into two interest rate swap agreements, both with $12,500,000 notional amounts. One swap requires the Company to make payments at a fixed rate of 4.12% and matures in December 2009. The other swap requires payments at a fixed rate of 3.71% and was scheduled to mature in December 2007. However, the Company terminated the swap in September 2006 and received a cash payment of $198,127. The Company receives variable payments at the one-month LIBOR on all of its swaps. The Company recorded a gain(loss) on the swaps of ($795,285) and $344,243 for the three month periods ended September 30, 2006 and 2005, respectively, and $378,480 and $277,111 for the nine month periods ended September 30, 2006 and 2005, respectively.

The fair value of the interest rate swaps was $250,003 and $237,494 at September 30, 2006 and December 31, 2005, respectively.

On October 2, 2006, the Company entered into an interest rate protection agreement with a notional amount of $12,500,000. The swap is a collar with a cap of 5.5% and a floor of 4.65% and matures October 2011.

The Company recorded a gain of $107,114 and $108,259 on an interest rate collar with a notional amount of $25,000,000 for the three and nine month periods ended September 30, 2005. In October 2005, the Company terminated the interest rate collar and recorded a gain of approximately $15,000.

(6)	Financial Services Revenues

Financial services revenue related to the Company’s mortgage banking and title insurance subsidiaries, is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Loan origination fees	$1,476,741	$2,690,595	$5,060,609	$6,751,747

Gain on sale of mortgages	1,057,072	1,665,971	3,418,312	4,496,525
Title insurance premiums	129,713	25,046	518,875	420,690

Financial services revenue	$2,663,526	$4,381,612	$8,997,796	$11,668,962

(7)	Leases

On August 3, 2005, the Company entered into a new lease for its corporate headquarters office space in Reston, Virginia. The Company obtained control of the space in October 2005 in order to construct tenant

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
improvements. The Company began paying rent on February 1, 2006. Rent expense recognition of $70,162 per month began in October 2005. The Company leases other office space in Virginia and Maryland. These noncancelable operating leases expire at various dates through 2016. Rent expense on these leases was $294,328 and $166,633 for the three month periods ended September 30, 2006 and 2005, respectively, and $958,401 and $498,893 for the nine month periods ended September 30, 2006 and 2005, respectively.

(8)	Minority Interest

The Company owns a 75% interest in Heritage Mortgage. The remaining 25% is held by an unaffiliated investor. The minority member’s share of Heritage Mortgage’s net income was $104,279 and $251,566 for the three month periods ended September 30, 2006 and 2005, respectively and $376,482 and $585,438 for the nine month periods ended September 30, 2006 and 2005, respectively.

The Company owns a 51% interest in FET. The remaining 49% interest is held by an unaffiliated investor. The minority member’s share of net income was $50,770 and $22,802 for the three month periods ended September 30, 2006 and 2005, respectively, and $199,710 and $165,667 for the nine month periods ended September 30, 2006 and 2005, respectively.

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

The Company’s segment information is as follows:

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
As of and for the nine months ended September 30,:

	2006
		Financial
	Homebuilding	Services	Totals
Revenues	$172,975,861	$8,997,796	$181,973,657
Depreciation	318,693	118,745	437,438
Segment net income	16,503,520	1,333,845	17,837,365
Segment assets	319,100,252	3,068,086	322,168,338
Expenditures for segment assets	650,774	162,383	813,157

	2005
		Financial
	Homebuilding	Services	Totals
Revenues	$178,078,300	$11,668,962	$189,747,262
Depreciation	184,626	96,380	281,006
Segment net income	32,167,293	1,928,745	34,096,038
Segment assets	291,422,542	4,850,460	296,273,002
Expenditures for segment assets	318,944	259,414	578,358
As of and for the three months ended September 30,:

	2006
		Financial
	Homebuilding	Services	Totals
Revenues	$58,855,617	$2,663,526	$61,519,143
Depreciation	108,390	41,219	149,609
Segment net income	2,043,690	366,117	2,409,807
Segment assets	319,100,252	3,068,086	322,168,338
Expenditures for segment assets	37,684	79,138	116,822

	2005
		Financial
	Homebuilding	Services	Totals
Revenues	$64,739,965	$4,381,612	$69,121,577
Depreciation	83,132	33,672	116,804
Segment net income	11,251,791	802,598	12,054,389
Segment assets	291,422,542	4,850,460	296,273,002
Expenditures for segment assets	231,430	184,313	415,743
(10)	Supplemental Guarantor and Non-Guarantor Information

As of September 30, 2006, all subsidiaries of the Company guarantee the senior subordinated notes except for SMC, Heritage Mortgage, FET, Flowing Springs Neighborhoods, LLC, Herndon Neighborhoods, LLC, Powell’s Neighborhoods II, LLC, Spriggs Road Neighborhoods, LLC, Woodlands Neighborhoods, LLC, Bradley Square Neighborhoods, LLC and Wildewood Residential, LLC. The separate financial statements of each guaranteeing subsidiary (each a Guarantor Subsidiary) and Stanley-Martin Financing Corp., the co-issuer of the Senior Subordinated Notes, are not presented because the Company has concluded that such financial statements are not material. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary and Stanley-Martin Financing Corp. is 100% owned by the Company. Upon issuance of the Senior Subordinated Notes in August 2005, certain subsidiaries engaged in homebuilding activities were designated as guarantors. To the extent that those subsidiaries were in existence in prior periods, the subsidiaries were included in the “Guarantor Subsidiary” column.

The following condensed, combining and consolidating financial information sets forth the financial position as of September 30, 2006 and December 31, 2005 and the results of operations and cash flows for the three and nine month periods ended September 30, 2006 and 2005 of the Parent, the Guarantor Subsidiaries, the Non-Guarantor Homebuilding Subsidiaries and the Other Non-Guarantor Subsidiaries.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Consolidating Balance Sheet as of September 30, 2006

			Non-Guarantor	Other Non-
		Guarantor	Homebuilding	Guarantor
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash	$—	$2,396,397	$2,506,052	$870,410	$—	$5,772,859
Real estate inventory	473,113	203,180,217	95,471,116	—	(2,750,280)	296,374,166
Deposits and escrows	—	3,195,920	4,390,649	—	—	7,586,569
Due from related parties	148,301,452	—	108,971	—	(148,337,847)	72,576
Investment in affiliates	69,809,891	76,510,202	—	—	(146,320,093)	—
Accounts receivable	—	1,481,969	762,450	1,368,312	—	3,612,731
Other assets	4,862,532	267,942	2,789,599	829,364	—	8,749,437

	$223,446,988	$287,032,647	$106,028,837	$3,068,086	$(297,408,220)	$322,168,338

Debt	$150,000,000	$77,250,000	$2,750,000	$—	$—	$230,000,000
Accounts payable and accrued expenses	30,000	201,650	3,974,639	1,692,674	(37,665)	5,861,298
Due to related parties	—	76,879,408	71,516,543	—	(148,301,452)	94,499
Purchaser deposits	—	3,260,744	785,334	—	—	4,046,078
Cost to complete and customer service reserves	—	5,501,343	145,430	—	—	5,646,773
Other liabilities	2,031,250	1,659,921	1,010,702	—	—	4,701,873

	152,061,250	164,753,066	80,182,648	1,692,674	(148,339,117)	250,350,521
Minority interest	—	—	—	432,079	—	432,079
Members’ capital	71,385,738	122,279,581	25,846,189	943,333	(149,069,103)	71,385,738

	$223,446,988	$287,032,647	$106,028,837	$3,068,086	$(297,408,220)	$322,168,338

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Consolidating and Combining Balance Sheet as of December 31, 2005

			Non-
			Guarantor	Other Non-
		Guarantor	Homebuilding	Guarantor
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash	$—	$32,429,244	$9,362,014	$2,540,609	$—	$44,331,867
Real estate inventory	—	161,819,314	67,321,138	—	(267,578)	228,872,874
Deposits and escrows	—	11,033,222	707,969	—	(974,106)	10,767,085
Due from related parties	151,284,652	13,810,626	5,610,979	—	(170,411,863)	294,394
Accounts receivable	—	246,708	235,869	1,603,212	—	2,085,789
Investment in affiliates	64,824,153	10,865,666	—	—	(75,689,819)	—
Other assets	5,275,389	254,072	1,823,924	514,797	—	7,868,182

	$221,384,194	$230,458,852	$85,061,893	$4,658,618	$(247,343,366)	$294,220,191

Debt	$150,000,000	$—	$41,973,798	$—	$—	$191,973,798
Accounts payable and accrued expenses	90,000	2,633,019	6,919,805	3,010,604	—	12,653,428
Due to related parties	196,044	150,162,521	13,337,674	—	(160,491,988)	3,204,251
Purchaser deposits	—	6,656,310	1,598,142	—	(974,106)	7,280,346
Cost to complete and customer service reserves	—	5,104,821	58,838	—	—	5,163,659
Other liabilities	5,850,000	657,638	1,634,259	—	—	8,141,897

	156,136,044	165,214,309	65,522,516	3,010,604	(161,466,094)	228,417,379

Minority interest	—	—	—	454,439	—	454,439
Members’ capital	65,248,150	65,244,543	19,539,377	1,193,575	(85,877,272)	65,348,373

	$221,384,194	$230,458,852	$85,061,893	$4,658,618	$(247,343,366)	$294,220,191

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Consolidating and Combining Statement of Operations for the
Nine months Ended September 30, 2006

			Non-Guarantor	Other Non-
		Guarantor	Homebuilding	Guarantor
	Parent	subsidiaries	Subsidiaries	subsidiaries	Eliminations	Consolidated
Homebuilding sales	$—	$145,414,870	$34,998,164	$—	$(7,526,134)	$172,886,900
Financial services	—	—	—	8,997,796	—	8,997,796
Management services	—	—	10,147,411	—	(10,058,450)	88,961

Total revenues	—	145,414,870	45,145,575	8,997,796	(17,584,584)	181,973,657

Cost of sales	—	117,326,810	27,893,885	—	(16,532,704)	128,687,991
Impairment	—	4,960,222	—	—	—	4,960,222
Selling, general and administrative expenses	669,248	10,567,926	13,760,647	7,087,759	(979,117)	31,106,463

Operating income (loss)	(669,248)	12,559,912	3,491,043	1,910,037	(72,763)	17,218,981
Equity in earnings of affiliates	18,077,141	18,998,738	—	—	(37,075,879)	—
Gain on derivative contracts, net	—	378,480	—	—	—	378,480
Other income, net	—	702,322	256,336	—	(142,562)	816,096

Net income (loss) before minority interest	17,407,893	32,639,452	3,747,379	1,910,037	(37,291,204)	18,413,557
Minority interest	—	—	—	(576,192)	—	(576,192)

Net income (loss)	$17,407,893	$32,639,452	$3,747,379	$1,333,845	$(37,291,204)	$17,837,365

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Combining Statement of Operations for the
Nine Months Ended September 30, 2005

			Non-Guarantor	Other Non-
		Guarantor	Homebuilding	Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Homebuilding sales	$—	$173,935,100	$5,040,800	$—	$(940,800)	$178,035,100
Financial services	—	—	—	11,668,962	—	11,668,962
Management services	—	—	11,661,026	—	(11,617,826)	43,200

Total revenues	—	173,935,100	16,701,826	11,668,962	(12,558,626)	189,747,262

Cost of sales	—	132,037,932	3,755,915	—	(12,251,121)	123,542,726
Selling, general and administrative expenses	347,679	11,260,256	12,288,620	8,989,112	(350,774)	32,534,893

Operating income (loss)	(347,679)	30,636,912	657,291	2,679,850	43,269	33,669,643
Equity in earnings of affiliates	880,957	—	1,047,789	—	(1,928,746)	—
Gain on derivative contracts, net	—	385,370	—	—	—	385,370
Other income, net	—	699,642	92,488	—	—	792,130

Net income (loss) before minority interest	533,278	31,721,924	1,797,568	2,679,850	(1,885,477)	34,847,143
Minority interest	—	—	—	(751,105)	—	(751,105)

Net income (loss)	$533,278	$31,721,924	$1,797,568	$1,928,745	$(1,885,477)	$34,096,038

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Consolidating and Combining Statement of Operations for the
Three months Ended September 30, 2006

			Non-
			Guarantor	Other Non-
		Guarantor	Homebuilding	Guarantor
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Homebuilding sales	$—	$34,815,579	$24,172,027	$—	$(176,244)	$58,811,362
Financial services	—	—	—	2,663,526	—	2,663,526
Management services	—	—	2,668,394	—	(2,624,139)	44,255

Total revenues	—	34,815,579	26,840,421	2,663,526	(2,800,383)	61,519,143

Cost of sales	—	27,814,481	20,316,151	—	(3,598,010)	44,532,622
Impairment	—	4,960,222	—	—	—	4,960,222
Selling, general and administrative expenses	194,244	2,750,347	4,275,624	2,142,360	(219,833)	9,142,742

Operating income (loss)	(194,244)	(709,471)	2,248,646	521,166	1,017,460	2,883,557
Equity in earnings of affiliates	1,706,731	4,163,027	—	—	(5,869,758)	—
Gain on derivative contracts, net	—	(795,285)	—	—	—	(795,285)
Other income, net	—	330,264	146,320	—	—	476,584

Net income (loss) before minority interest	1,512,487	2,988,535	2,394,966	521,166	(4,852,298)	2,564,856
Minority interest	—	—	—	(155,049)	—	(155,049)

Net income (loss)	$1,512,487	$2,988,535	$2,394,966	$366,117	$(4,852,298)	$2,409,807

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Combining Statement of Operations for the
Three Months Ended September 30, 2005

			Non-
			Guarantor	Other Non-
		Guarantor	Homebuilding	Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Homebuilding sales	$—	$64,725,565	$—	$—	$—	$64,725,565
Financial services	—	—	—	4,381,612	—	4,381,612
Management services	—	—	3,841,631	—	(3,827,231)	14,400

Total revenues	—	64,725,565	3,841,631	4,381,612	(3,827,231)	69,121,577

Cost of sales	—	49,590,189	(211,658)	—	(3,480,780)	45,897,751
Selling, general and administrative expenses	347,679	3,546,465	4,826,309	3,304,646	(133,080)	11,892,019

Operating income (loss)	(347,679)	11,588,911	(773,020)	1,076,966	(213,371)	11,331,807
Equity in earnings of affiliates	880,957	—	1,047,789	—	(1,928,746)	—
Gain on derivative contracts, net	—	451,357	—	—	—	451,357
Other income, net	—	468,723	(140,826)	—	217,696	545,593

Net income (loss) before minority interest	533,278	12,508,991	133,943	1,076,966	(1,924,421)	12,328,757
Minority interest	—	—	—	(274,368)	—	(274,368)

Net income (loss)	$533,278	$12,508,991	$133,943	$802,598	$(1,924,421)	$12,054,389

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Consolidating Statement of Cash Flows for the
Nine Months Ended September 30, 2006

			Non-Guarantor	Other Non-
		Guarantor	Homebuilding	Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$17,407,893	$32,639,452	$3,747,379	$1,333,845	$(37,291,204)	$17,837,365
Equity in earnings of affiliates	52,846,845	(65,644,536)	—	—	12,797,691	—
Changes in real estate inventory	(473,113)	(50,800,050)	(25,313,386)	—	2,482,702	(74,103,847)
Other operating activities	(57,981,625)	(23,472,969)	57,329,873	(2,243,109)	22,010,811	(4,357,019)

Net cash provided by (used in) operating activities	11,800,000	(107,278,103)	35,763,866	(909,264)	—	(60,623,501)

Investing activities:
Net cash used in investing activities — purchases of property and equipment	—	(4,744)	(646,030)	(162,383)	—	(813,157)

Financing activities:
Borrowings (repayments) of loans payable, net	—	—	(41,973,798)	—	—	(41,973,798)
Draws on (repayments of) line of credit, net	—	77,250,000	—	—	—	77,250,000
Distributions of members	(11,800,000)	—	—	—	—	(11,800,000)
Distributions to minority partners	—	—	—	(598,552)	—	(598,552)

Net cash provided by (used in) financing activities	(11,800,000)	77,250,000	(41,973,798)	(598,552)	—	22,877,650

Decrease in cash and cash equivalents	—	(30,032,847)	(6,855,962)	(1,670,199)	—	(38,559,008)
Cash and cash equivalents, beginning of period	—	32,429,244	9,362,014	2,540,609	—	44,331,867

Cash and cash equivalents, end of period	$—	$2,396,397	$2,506,052	$870,410	$—	$5,772,859

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Combining Statement of Cash Flows for the
Nine Months Ended September 30, 2005

			Non-Guarantor	Other Non-
		Guarantor	Homebuilding	Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$533,278	$31,721,924	$1,797,568	$1,928,745	$(1,885,477)	$34,096,038
Changes in real estate inventory	—	12,581,477	(38,832,121)	—	(38,945)	(26,289,589)
Other operating activities	(145,016,524)	134,554,721	10,703,587	7,236,221	1,924,422	9,402,427

Net cash provided by (used in) operating activities	(144,483,246)	178,858,122	(26,330,966)	9,164,966	—	17,208,876

Investing activities:
Net cash used in investing activities — purchases of property and equipment	—	(19,110)	(299,834)	(259,414)	—	(578,358)

Financing activities:
Issuance of senior subordinated notes	150,000,000	—	—	—	—	150,000,000
Borrowings (repayments) of loans payable, net	—	(36,783,332)	26,723,596	—	—	(10,059,736)
Draws on (repayments of) line of credit, net	—	(99,689,635)	—	—	—	(99,689,635)
Financing costs	(5,516,754)	—	—	—	—	(5,516,754)
Distributions to members and dividends to stockholders	—	(10,374,168)	—	(218,510)	—	(10,592,678)
Distributions to minority partners	—	—	—	(625,489)	—	(625,489)

Net cash provided by (used in) financing activities	144,483,246	(146,847,135)	26,723,596	(843,999)	—	23,515,708

Increase in cash and cash equivalents	—	31,991,877	92,796	8,061,553	—	40,146,226
Cash and cash equivalents, beginning of period	—	981,862	12,368	1,049,888	—	2,044,118

Cash and cash equivalents, end of period	$—	$32,973,739	$105,164	$9,111,441	$—	$42,190,344

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
(11)	Related Party Transactions

Prior to the Reorganization, Capital was a wholly owned subsidiary of Holdings and was included in the combined financial statements of Stanley-Martin Communities. Capital is now a subsidiary of the Company, whose parent is Holdings. During all periods presented, a significant portion of Holding’s operations were conducted through its direct or indirect investment in Capital. During the nine months ended September 30, 2005, Capital made distributions to Holdings of $10,567,234. During the nine months ended September 30, 2006, the Company made distributions to Holdings of $11,800,000. In the future, the Company may be required to distribute funds to Holdings in order to allow Holdings to meet its operating and financing obligations.

The Company has lot purchase agreements with a 50% owned joint venture of Holdings to purchase lots in Loudoun County, Virginia. The purchase price of the lots is based on a predetermined price schedule that contains price escalators of 1.5 percent per quarter based on the timing of the lot purchases. As of September 30, 2006, the Company has purchased 35 home lots for approximately $5,730,000.

Based on the expected timing of the remaining lot purchases and the estimated individual lot purchase prices at that time under these lot purchase agreements, the Company’s estimated remaining purchase obligation is approximately $15,050,000 at September 30, 2006.

In December 2005, the Company acquired 193 acres from a subsidiary of Holdings for $40.3 million. Due from related parties primarily represents amounts due from various entities under the control of the Control Group. Due to related parties primarily represents amounts due to Holdings. All related party receivables and payables are non interest bearing and due on demand.

Management services revenue reported in the statements of operations represents management and accounting support services provided to two related parties through common ownership. The Company utilizes one of these related parties for construction management services on many of its projects. The Company paid this party construction management fees of approximately $975,000 and $2,584,000 for the three month periods ended September 30, 2006 and 2005, respectively and $2,651,000 and $5,304,000 for the nine month periods ended September 30, 2006, and 2005, respectively.

(12)	Commitments and Contingencies
(a)	Legal Proceedings

The Company and its subsidiaries are involved in litigation arising from the normal course of business. In the opinion of management, and based on advice of legal counsel, this litigation is not expected to have any material adverse effect on the financial position or results of operations of the Company.

(b)	Guarantees

At September 30, 2006 and December 31, 2005, the Company is contingently liable on performance bonds amounting to approximately $30,674,000 and $19,841,000, respectively, to ensure completion of required public improvements related to its homebuilding projects. Also, as of September 30, 2006

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
and December 31, 2005, the Company had guaranteed approximately $9,168,000 and $11,500,000, respectively, of performance bonds on behalf of affiliated entities. The Company is contingently liable under outstanding letters of credit of approximately $6,101,000 and $7,368,000 at September 30, 2006 and December 31, 2005, respectively.

Heritage Mortgage guarantees amounts outstanding under the $10 million warehouse loan facility. At September 30, 2006 and December 31, 2005, the balance on the warehouse loan facility was approximately $5,991,000 and $2,136,000, respectively. Heritage Mortgage’s obligation to perform under this guarantee principally arises if George Mason defaults on its obligations under the warehouse loan facility. Cardinal Bank, N.A. is the lender on the warehouse loan facility and the parent of George Mason. The Company has not recorded any liability related to this guarantee as of September 30, 2006 and December 31, 2005.

The Company has guaranteed amounts due under an operating lease entered into by an affiliated company. The affiliate’s initial annual rent obligation is approximately $200,000. Amounts due under this lease increase by 3 percent each year through expiration in 2011.

(c)	Contract Land Deposits

At September 30, 2006, the Company had entered into various agreements with unaffiliated parties to purchase land for approximately $79,060,000. The Company has made deposits of $1,945,000 at September 30, 2006, pertaining to these land purchase agreements. The Company may enter into land purchase agreements under which deposits may be forfeitable, depending upon the agreement, if the Company does not purchase the land. The Company is not the primary beneficiary in any of the variable interest entities that hold some of these land purchase agreements. The Company has certain contracts where it believes it will forfeit its deposit because the value of the land no longer supports the contracted price. During the three months ended September 30, 2006, the Company has recorded an impairment of $690,500 against the deposits.
(13)	Recent Accounting Pronouncements

In July, 2006, the FASB finalized and issued FIN 48, entitled “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 which defines the threshold for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position if that position is more likely than not to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to retained earnings. FIN 48 will be effective for the Company as of the beginning of 2007. The Company does not expect the adoption of FIN 48 to have a significant impact on its financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This new Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, (the Company’s fiscal year beginning January 1, 2007) with earlier adoption permitted in certain circumstances. The Company does not expect SFAS No. 156 to have a significant impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS no. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (the Company’s fiscal year beginning January 1, 2008), and interim periods within those fiscal years. The Company is currently reviewing the effect of this Statement on its consolidated financial statements.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending December 31, 2006, with early application encouraged. The Company does not expect SAB 108 to have a significant impact on its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS STATEMENT ON FORWARD-LOOKING INFORMATION
     Certain information included herein and in our other reports, SEC filings, statements and presentations is forward-looking within the meaning of the Private Securities Litigation Act of 1995, including, but not limited to, statements concerning our anticipated operating results, financial resources, changes in revenues, changes in profitability, interest expense, growth and expansion, the ability to acquire land, the ability to secure governmental approvals and the ability to open new communities, the ability to sell homes and properties, the ability to deliver homes from backlog, the average delivered prices of homes, the ability to secure materials and subcontractors, and the ability to maintain the liquidity and capital necessary to expand and take advantage of future opportunities. In some cases you can identify those so called forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project,” “intend,” “can,” “could,” “might,” or “continue,” or the negative of those words or other comparable words. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in our other reports, SEC filings, statements and presentations. These risks and uncertainties include local, regional and national economic conditions, the demand for homes, domestic and international political events, uncertainties created by terrorist attacks, the effects of governmental regulation, the competitive environment in which we operate, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, the availability of capital, uncertainties and fluctuations in capital and securities markets, changes in tax laws and their interpretation, legal proceedings, the availability of adequate insurance at reasonable cost, the ability of our customers to finance the purchase of homes, the availability and cost of labor and materials, and weather conditions. Additional information concerning potential factors that we believe could cause our actual results to differ materially from expected historical results is included in “Risk Factors” in our Registration Statement on Form S-4/A dated April 20, 2006. Moreover, the financial guidance contained herein related to our expected results of operations for fiscal 2006 reflects our expectations as of November 10, 2006 and is not being reconfirmed or updated by this Quarterly Report on Form 10-Q.
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
      We generate revenues from our homebuilding operations and, to a lesser extent, from our title insurance and mortgage origination businesses. Substantially all of our home construction activities begin after a sales contract has been entered into with a homebuyer. As of September 30, 2006 we operate in Fairfax, Arlington, Alexandria, Loudoun and Prince William Counties in Virginia and St. Mary’s County in Maryland.
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
     In September 2006, our parent, Holdings, contributed the entire membership interest in Wildewood Residential, LLC (‘Residential’) to Capital, a wholly owned subsidiary of the Company. This contribution served to terminate the Lot Purchase Agreement by and between Residential and Wildewood Neighborhoods, LLC described in the ‘Purchase Agreements’ section of ‘Certain Relationships and Related Transactions’ on page 57 of our Registration Statement on Form S-4/A dated April 20, 2006. As a consequence of the contribution approximately 1,000 lots in Southern Maryland are recharacterized as owned rather than optioned. Moreover, pursuant to SFAS 141 ‘Business Combinations,’ all of the financial statements of the Company have been restated to include the assets, liabilities and results of operations of Residential for all periods presented.
     For the three month and nine month periods ended September 30, 2006, total revenues decreased 11.0% and 4.1% respectively, compared to the same periods in 2005. For the three and nine month periods ended September 30, 2006, homebuilding revenues decreased 38.4% and 11.6% respectively, compared to the same periods in 2005. Net income for the three month and nine month periods ended September 30, 2006 declined 80.0% and 47.7% compared to the same periods in 2005. In the third quarter 2006 we took a $4.3 million impairment charge and a $690,500 write off of land option deposits. Net income for the three month and nine month periods ended September 30, 2006, excluding the impact of the impairment and deposit write off, declined 38.9% and 33.1%, respectively, compared to the same periods in 2005. As of September 30, 2006, our backlog is 134 homes with an aggregate sales value of $84.3 million. The number of homes in backlog is down 35.6% and the aggregate sales value is down 45.5% from our backlog position at September 30, 2005.
     We continue to experience a slowdown in the number and aggregate value of approved new orders. This slowdown began in the fall of 2005 and is expected to continue well into 2007. The value of approved new orders was $116.6 million in the nine months ended September 30, 2006 and $19.7 million in the three months ended September 30, 2006, down 32.9% and 57.0% compared to the same periods in 2005.
     We believe this slowdown is attributable to an overall softening of demand for new homes and an oversupply of homes available for sale. We attribute the reduction in demand to concerns on the part of prospective home buyers about the direction of home prices, heightened builder advertised price reductions and sales incentives and concerns about being able to sell their existing homes. In addition, we believe speculators and investors are no longer helping to fuel demand. We try to avoid selling homes to speculators and build very few homes without having a signed agreement of sale. Nonetheless, we have been impacted by an overall supply of homes available for sale as speculators attempt to sell the homes they previously purchased or cancel contracts for homes under construction, and as builders who, as part of their business strategy, were building homes in anticipation of capturing additional sales in a demand driven market attempt to reduce their inventories by lowering prices and adding sales incentives. In addition, based on the high cancellation rates reported by other builders and on the increased cancellation rates we have experienced, non-speculative buyer cancellations are also adding to the supply of homes in the marketplace. In the three month and nine month periods ended September 30, 2006, our cancellation rates as a percentage of contracts signed during that period were approximately 32.7% and 13.2%, respectively, as compared to our historical average of approximately 7.7%.
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
     Heritage Mortgage’s mortgage loan originations are funded through the use of a warehouse loan facility. Cardinal Bank has provided the warehouse facility since July 2004. George Mason is a wholly-owned subsidiary of Cardinal Bank, N.A. This warehouse facility bears interest at a variable rate based on the Federal Funds Rate. George Mason is the principal borrower under the $10 million warehouse facility with Cardinal Bank, and Heritage Mortgage is jointly and severally liable with George Mason for the obligations under the warehouse facility as an accommodation party (which in this case is equivalent to a guarantor). Accordingly, Heritage Mortgage bears no interest cost nor has any outstanding borrowings on the warehouse facility because ownership of the originated loans is transferred to George Mason concurrently with our closing of the loan with the borrower.

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
     When assessing the lower of cost or estimated fair value less cost to sell, estimated fair value less cost to sell equals the estimated sales price of the home reduced by the sum of the estimated direct, overhead and financing costs capitalized as inventory costs and the direct selling expenses. Important factors involved in this estimation process include estimated sales prices, dates of disposition and interest rates. Since these variable assumptions are based on current market conditions and management’s judgment with respect to general economic conditions, they could differ materially in the future. We regularly review the carrying value of each of our communities and write down the value of those communities for which we believe the values are not recoverable. Factor that may indicate an impairment include deteriorating profit margins and a significant decline in sales price. If this evaluation indicates that the fair value of our homebuilding inventory is less than the carrying value, we recognize an impairment loss.
     In addition, we review all land for future communities whether owned or under contract, to determine whether or not we expect to proceed with the development of the land as originally contemplated. Based upon this review, we decide (1) as to land that is under a purchase contract but not owned, whether the contract will likely be terminated or renegotiated, and (2) as to land we own, whether the land will likely be developed as contemplated or in an alternative manner, or should be sold. We then further determine which costs that have been capitalized to the property are recoverable and which costs should be written off. We recognized $4.3 million of impairment costs related to communities in Virginia during the three month period ended September 30, 2006. We also recognized a $690,500 write-off against non-refundable deposits on land purchase contracts.
     We evaluate our deposits related to fixed price lot acquisition contracts based on the provisions of Financial Accounting Standards Board Interpretation No. 46, revised, Consolidation of Variable Interest Entities, or FIN 46R, the provisions of which were effective for us on January 1, 2004. FIN 46R requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate that entity. The primary beneficiary of a VIE is the party that absorbs a majority of the VIE’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets, exclusive of variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of variable interests. We have no lot acquisition contracts that require consolidation of the related VIE as of September 30, 2006.
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

Derivative Financial Instruments
     We account for our derivatives and hedging activities in accordance with SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities.” We have two interest rate swaps and one interest rate collar which are considered derivative instruments. We entered into these derivative contracts to economically hedge our exposure to changes in interest rates. We do not enter into derivative instruments for speculative purposes. We have not designated the interest rate swaps as cash flow hedges for financial reporting purposes. Amounts paid or received under these agreements and changes in the fair values of the instruments are recognized as “gain (loss) on derivative contracts, net” in the consolidated and combined statements of operations. The fair value of the swaps is reflected in the consolidated balance sheets as a component of other assets.

Selected Financial and Other Information
     The following table includes selected statement of operations and other data for the three month and nine month periods ended September 30, 2006 and 2005 (dollars in thousands).

	Three Months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Statement of Operations Data:
Homebuilding revenue	$39,880	$64,726	$153,736	$173,935
Cost of sales	28,339	45,898	112,494	120,555

Gross Profit – Homebuilding (excluding impairment)	11,541	18,828	41,242	53,380

Land Sales	18,931	—	19,151	4,100
Cost of Land Sales	16,194	—	16,194	2,988

Gross Profit – Land	2,737	—	2,957	1,112

Financial services revenue	2,664	4,382	8,998	11,669
Management services revenue	44	14	89	43
Selling, general and administrative expenses	(9,142)	(11,892)	(31,107)	(32,535)
Minority interest	(155)	(274)	(576)	(751)
Other, net	(319)	996	1,194	1,178
Impairment	(4,960)	—	(4,960)	—

Net income	$2,410	$12,054	$17,837	$34,096

Other Financial Data:
Homebuilding Gross Profit margins (excluding impairment)	28.9%	29.1%	26.8%	30.7%
Homebuilding Operating Income Margin (excluding impairment)	13.0%	15.9%	12.0%	17.5%

Operating Data:
Net new home orders	33	64	191	238

Cancellation Percentage	32.7%	8.6%	13.2%	8.5%

Homes closed	64	90	243	251

Average sales price of homes closed	$623	$719	$633	$693

Backlog at end of period (homes)	134	208	134	208

Backlog at end of period, contract value	$84,292	$154,648	$84,292	$154,648

Selected Homebuilding Operating Data
     The following table sets forth certain information regarding closings, new orders and backlog for the three month and nine month periods ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Homes Closed (homes):
Single-family	56	90	207	193
Townhome	8	—	36	58

Total	64	90	243	251

Average Sales Price of Homes Closed:
Single-family	$662	$719	$689	$713
Townhome	$351	$—	$311	$626
Average sales price of homes closed	$623	$719	$633	$693

Revenue from Homes Closed:
Single-family	$37,074	$64,726	$142,550	$137,639
Townhome	2,806	—	11,186	36,296

Total	$39,880	$64,726	$153,736	$173,935

New Orders (homes):
Single-family	20	59	154	232
Townhome	13	5	37	6

Total	33	64	191	238

Average Sales Price of New Orders:
Single-family	$631	$754	$647	$741
Townhome	$545	$283	$461	$345
Average sales price of all new orders	$597	$717	$611	$731

Backlog at End of Period (homes):
Single-family	115	203	115	203
Townhome	19	5	19	5

Total	134	208	134	208

Backlog Sales Value at End of Period:
Single-family	$73,026	$153,232	$73,026	$153,232
Townhome	11,266	1,416	11,266	1,416

Total	$84,292	$154,648	$84,292	$154,648

Average Sales Price Backlog End of Period:
Single-family	$635	$755	$635	$755
Townhome	$593	$283	$593	$283
Average sales price backlog value for all homes	$629	$743	$629	$743

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Revenue. Total revenues for the three months ended September 30, 2006 were $61.5 million, down $7.6 million or 11.0% from $69.1 million in the same quarter 2005. Homebuilding gross revenue was $39.9 million, down $24.8 million or 38.4% from $64.7 million in the third quarter 2005. The decrease in homebuilding revenue was the result of a 28.9% decrease in the number of homes delivered coupled with a 13.4% decrease in the average sales price of a delivered home. The number of homes delivered decreased to 64 for the three months ended September 30, 2006, down 26 from 90 in the same quarter 2005. The cancellation rate increased from 8.6% in the third quarter 2005 to 32.7% in the third quarter 2006. The average sales price declined to $623,000 in the third quarter 2006 from $719,000 in the same quarter a year earlier due to a change in product mix, changes in product size, a change in the location of our neighborhoods generating deliveries and an increase in sales incentives.
     During the three months ended September 30, 2006, we delivered 56 single family homes with an average sales price of $662,000 and 8 townhomes with an average sales price of $351,000. In the third quarter 2005 we delivered 90 single family homes with an average sales price of $719,000 and no townhomes. In the third quarter 2006, 87.5% of the deliveries were single family homes compared to 100.0% of deliveries in the third quarter 2005. The average sales price of single family homes declined 7.9% from the third quarter 2005 to the third quarter 2006. The decline in the average sales price period to period was the result of a change in product mix, changes in product size, a change in the location of our neighborhoods producing deliveries and an increase in sales incentives.
     In September 2006, our parent, Holdings, contributed the entire membership interest in Wildewood Residential, LLC (‘Residential’) to Capital, a wholly owned subsidiary of the Company. For the three month period ended September 2006, Residential had $18.9 million gross revenue related to sales of lots to both related and unrelated parties. Residential had no gross revenue in the three months ended September 30, 2005.
     We include the revenues of our mortgage services and title insurance services subsidiaries in financial services revenues. Financial services revenues were $2.7 million in the three months ended September 30, 2006, down approximately $1.7 million or 39.2% from $4.4 million in the same period in 2005. Loan origination fees were off 45.1%, gain on sale of mortgages was off 36.5% while title insurance premium revenue was up 417.9% to $129,713 in the third quarter 2006 as compared to the same period in 2005. The decrease in financial services revenues from mortgage services was driven by a 41.2% decrease in the number of loans originated and sold and an 8.6% decrease in the average size of the loans on which the fees are based. Our homebuyers accounted for 21.1% of Heritage Mortgage’s business in the third quarter 2006, up from 9.5% in the same period in 2005.
     During the three months ended September 30, 2006, Heritage Mortgage was responsible for handling the finance needs of 82.8% of our homebuyers, up from 51.1% in the same period in 2005. First Excel was responsible for underwriting title insurance for 94.6% of our Virginia homebuyers, up from 90.0% in the third quarter 2005. First Excel is not licensed in Maryland. Financial services revenues were 4.3% of total revenues for the three months ended September 30, 2006, down from 6.3% in the same period in 2005.
New Orders. The number of net new orders declined 48.4% to 33 in the three month period ended September 30, 2006 from 64 in the same period in 2005. The aggregate value of new orders declined $26.2 million or 57.0% to $19.7 million in the third quarter 2006 from $45.9 million in the three months ended September 30, 2005. The average contract price declined 16.7% from $717,000 in the third quarter 2005 to $597,000 in the third quarter 2006 due to a change in product mix, changes in product size, a change in the location of neighborhoods generating new orders and the continuation of sales incentives introduced in 2006.
     The decline in the number of net new orders is directly attributable to weak demand, an oversupply of both new and used homes and reduced affordability in the metro D.C. market. Demand has softened as potential buyers await further price concessions and additional incentives advertised by homebuilders and as buyers wait for their existing homes to sell.
     In the three months ended September 30, 2006, we generated 20 new single family home orders with an average contract price of $631,000 and 13 townhome orders with an average contract price of $545,000. The number of single family new orders was down 39 or 66.1% from 59 in the third quarter 2005 and the average contract price of single family new orders was down 16.3% from $754,000 a year earlier. Five townhome new orders were generated in the three months ended September 30, 2005 with an average contract price of $283,000. Thus, the mix of townhomes changed from 7.8% of new orders in the third quarter 2005 to 39.4% of new orders in the third quarter 2006. The increased mix of townhomes in 2006 acted to drop the average contract price for the third quarter 2006 to $597,000.

     Gross Homebuilding Margin. The gross homebuilding margin, excluding impairment, for the three months ended September 30, 2006 was 28.9%, down from 29.1% in the same period a year earlier. The decrease in the homebuilding margin from record levels in 2005 was due to an increase in land, land development and finance costs in 2006 and the introduction of sales incentives. We expect the homebuilding margin for the next three quarters to fall marginally below 2004 levels of 25.7% due to lower average selling prices, the result of changes in our product mix period to period, changes in product size, a change in the location of neighborhoods generating new orders and continuation of homebuyer sales incentives introduced in 2006. During the three months ended September 30, 2006, the Company recorded $4.3 million of impairment losses on real estate inventory.
     Selling, General and Administrative. Total selling, general and administrative expenses (SG&A) in the third quarter 2006 decreased $2.7 million or 23.1% to $9.1 million from $11.9 million in the third quarter 2005. SG&A as a percentage of total revenues decreased to 14.9% in the third quarter 2006 from 17.2% in the same period in 2005 partially due to the inclusion of $18.9 million in land sales attributed to the Residential contribution in 2006. Homebuilding SG&A, excluding Residential, was $6.4 million, down 25.6% from $8.5 million in the third quarter 2005. The decrease in homebuilding SG&A was primarily due to a decrease in our headcount which has declined approximately 23.0% since January 2006. Homebuilding SG&A was 15.9% of homebuilding revenue in the third quarter 2006, up from 13.2% in the third quarter 2005. In addition, approximately $643,000 of the third quarter SG&A is attributable to Residential land sale activities. Financial Services SG&A was $2.1 million in the third quarter 2006, down 35.2% from $3.3 million a year earlier. The decrease is primarily due to reduced commissions paid on a smaller volume of business.
     Gain (loss) on Derivative Contracts. Our homebuilding segment utilizes interest rate swap agreements to economically hedge our risk of interest rate fluctuations related to our variable line of credit. During the third quarter 2006, we had three interest rate swaps outstanding with an aggregate notational amount of $50.0 million, under which we make fixed rate payments and receive variable interest payments. In September 2006 we terminated a $12.5 million swap and received a cash payment of $198,127. Loss on derivative contracts, net, was $795,285 in the third quarter 2006. During the third quarter 2005, we had two interest rate swaps outstanding with an aggregate notational amount of $25.0 million and an interest rate collar. The gain recorded on these derivative contracts was $451,357. In October 2005, we terminated the interest rate collar and recorded a gain of approximately $15,000.
     Other Income, net. Our homebuilding segment recognized “other income, net” in the third quarter 2006 of $476,584 compared to $545,593 in the third quarter 2005. “Other income, net” consists of miscellaneous items including rental income, interest income and interest expense not capitalized and forfeited deposits from homebuyers on cancelled contracts.
     Minority Interest. Minority interest represents the minority owners 25% interest in net income of Heritage Mortgage and the minority owners 49% interest in FET, our title company. Minority interest expense was $155,049 in the third quarter 2006 and $274,368 in the third quarter 2005. The decrease in 2006 from 2005 is due to reduced business activity in both our mortgage and title company.
     Net Income. Overall, net income for the third quarter 2006 was $2.4 million, off $9.6 million or 80.0% from $12.1 million in the third quarter 2005. Our homebuilding segment experienced an 81.8% decrease in net income to $2.0 million in the third quarter 2006 from $11.3 million in the third quarter 2005. Third quarter 2006 net income was negatively impacted by a $4.3 million impairment and a $690,500 deposit write-off charge.
     Our financial services net income of $366,117 for the third quarter 2006, was down 54.4% from $802,598 in the third quarter 2005. This decrease is attributed to reduced business volume.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
     Revenue. Total revenues for the nine months ended September 30, 2006 were $182.0 million, down $7.8 million or 4.1% from $189.7 million in the same period in 2005. Homebuilding gross revenue was $153.7 million, down $20.2 million or 11.6% from homebuilding revenues in the nine months ended September 30, 2005. The decrease in homebuilding revenue was the result of a 3.2% decrease in the number of homes delivered coupled with an 8.7% decline in the average sales price of a delivered home. The number of homes delivered decreased to 243 for the nine months ended September 30, 2006, down 8 from 251 in the same period in 2005. The cancellation rate increased from 8.5% for the nine months ended September 30, 2005 to 13.2% for the same period in 2006. The average sales price declined to $633,000 from $693,000 due to a change in product mix, changes in product size, a change in the location of neighborhoods generating deliveries and an increase in sales incentives.
     During the nine months ended September 30, 2006, we delivered 207 single family homes with an average sales price of $689,000 and 36 townhomes with an average sales price of $311,000. In the same period in 2005, we delivered 193 single family homes with an average sales price of $713,000 and 58 townhomes with an average sales price of $626,000. In the first nine months of 2006, 85.2% of the deliveries were single family homes compared to 76.9% in the first nine months of 2005. The average sales price of the single family homes declined 3.4% period to period. The number of townhomes delivered declined from 58 or 23.1% of first nine month 2005 deliveries to 36 or 14.8% of first nine month 2006 deliveries. Moreover, the average townhome sales price declined more than 50.3% from $626,000 in the nine months ended September 30, 2005 to $311,000 in the same period in 2006. Decline in the average sales price of townhomes period to period was a direct result of the townhome type, size and location in the greater Washington, D.C. metropolitan market.
     We include the revenues of our mortgage services and title insurance services subsidiaries in financial services revenues. Financial services revenues were $9.0 million in the nine months ended September 30, 2006, down nearly $2.7 million or 22.9% from $11.7 million in the same period in 2005. Loan origination fees were off 25.0%, gain on the sale of mortgages was off 24.0% while title insurance premium revenue was up 23.3% to $518,875 for the nine months ended September 30, 2006 as compared to the same period in 2005. The decrease in financial services revenues from mortgage services was driven by a 30.4% decrease in the number of loans originated and sold and a 0.1% decrease in the average size of the loans on which the fees are based. Our homebuyers accounted for 21.8% of Heritage Mortgage’s business in the first nine months of 2006, up from 10.7% in the first nine months of 2005.
     During the nine months ended September 30, 2006, Heritage Mortgage was responsible for handling the finance needs of 77.8% of our homebuyers, up from 52.2% in the same period in 2005. First Excel was responsible for underwriting title insurance for 88.0% of our Virginia Homebuyers, up from 84.4% in the first nine months of 2005. First Excel is not licensed in Maryland. Financial services revenues were 4.3% of total revenues for the nine months ended September 30, 2006, down from 6.3% in the same period in 2005.
     New Orders. The number of net new orders declined 19.7% to 191 in the nine month period ended September 30, 2006 from 238 in the same period in 2005. The aggregate value of new orders declined $57.3 million or 32.9% to $116.6 million in the nine months ended September 30, 2006 from $173.9 million in the same period in 2005. The average contract price declined 16.4% from $731,000 in the nine months ended September 30, 2005 to $611,000 in the same period in 2006 due to a change in product mix, changes in product size, a change in neighborhood locations generating new orders and the continuation of selling incentives introduced in 2006.
     The decline in the number of net new orders is directly attributable to weak demand, an oversupply of both new and used homes and reduced affordability in the greater Washington, D.C. metropolitan market. Demand has softened as potential buyers await further price concessions and additional incentives advertised by homebuilders and as buyers wait for their existing homes to sell.

     In the nine months ended September 30, 2006, we generated 154 new single family home orders with an average contract price of $647,000 and 37 new townhome orders with an average contract price of $461,000. The number of single family new orders was off 33.6% from 232 in the first nine months of 2005 and the average contract price was down 12.7% from $741,000 a year earlier. The number of townhome new orders increased from six in the nine months ended September 30, 2005 to 37 in the same period in 2006 while the average contract price increased 33.6% to $461,000 in the first nine months of 2006 from $345,000 in the same period a year earlier.
     Gross Homebuilding Margin. The gross homebuilding margin, excluding impairment, for the nine months ended September 30, 2006 was 26.8%, down from 30.7% in the same period a year earlier. The decline in the homebuilding margin from record levels in 2005 was due to the increased cost of land, land development activities and finance costs in 2006 and the introduction of sales incentives. We expect the homebuilding margin for the next three quarters to fall marginally below 2004 levels of 25.7% due to increased costs and lower average sales prices due to changes in our product mix period to period, changes in product size, a change in the location of neighborhoods generating new orders and the continuation of homebuyer incentives introduced in 2006. During the nine months ended September 30, 2006, the Company recorded $4.3 million of impairment losses on real estate inventory.
     Selling, General and Administrative. Total selling, general and administrative (SG&A) expenses in the nine months ended September 30, 2006 were $31.1 million, down $1.4 million or 4.4% from $32.5 million in the first nine months of 2005. Homebuilding SG&A, excluding Residential, was $22.9 million in each of the three month periods. Overhead reductions in 2006 were offset by increased professional fees primarily for architects as we brought seven new home types to market with market based price points. Residential SG&A was $1.2 million for the nine months ended September 30, 2006, up from approximately $605,000 in the same period in 2005. The increase was directly due to a substantial increase in activity. Financial services SG&A was $7.1 million for the nine months ended September 30, 2006, down from $9.0 million in the same period in 2005. The decrease was due to reduced commissions paid on a smaller volume of business.
     Gain (loss) on Derivative Contracts. Our homebuilding segment utilizes interest rate swap agreements to economically hedge our risk of interest rate fluctuations related to our variable rate line of credit. During the nine months ended September 30, 2006, we had three interest rate swaps outstanding with an aggregate notational amount of $50.0 million under which we make fixed rate payments and receive variable interest payments. In September 2006, we terminated a swap with a $12.5 million nominal value and received a cash payment of $198,127. Gain on derivative contracts, net, was $378,480 in the first nine months of 2006. During the same period in 2005, we had two interest rate swaps outstanding with an aggregate notational amount of $25.0 million and an interest rate collar. The gain recorded on these derivative contracts, was $385,370 for the first nine months of 2005. In October 2005 we terminated the interest rate collar and recorded a gain of approximately $15,000.
     Other Income, net. Our homebuilding segment recognized “other income, net” in the first nine months ended September 30, 2006 of $816,096 compared to $792,130 in the same period in 2005. “Other income, net” consists of miscellaneous items including rental income, interest income and expense not capitalized and forfeited deposits from homebuyers on cancelled contracts.
     Minority Interest. Minority interest expense represents the minority owners 25% interest in net income of Heritage Mortgage and the minority owners 49% interest in FET, our title company. Minority interest expense was $576,192 for the nine months ended September 30, 2006 compared to $751,105 in the same period in 2005. The decrease in the first nine months of 2006 from 2005 is due to reduced business activity in both our mortgage and title company.

     Net Income. Overall, net income for the nine months ended September 30, 2006 was $17.8 million, off $16.3 million or 47.7% from $34.1 million the first nine months of 2005. Net income in 2006 was negatively impacted by a $4.3 million impairment and a $690,500 deposit write-off charge. Our homebuilding segment experienced a 48.7% decrease in net income to $16.5 million in the nine months ended September 30, 2006 from $32.2 million in the same period 2005. The decrease was the result of a decline in the number of homes closed and a decline in gross homebuilding margin.
     Our financial services net income of $1.3 million for the nine months ended September 30, 2006 was down 30.8% from $1.9 million in the same period in 2005. This decline reflects the reduced business activity in both our mortgage and title businesses.
     Backlog. At September 30, 2006, our backlog was 134 homes with an aggregate contract price of $84.3 million, down from 208 homes with an aggregate contract price of $154.6 million at September 30, 2005. The average contract price has declined to $629,000 at September 30, 2006 from $743,000 one year ago. The number of homes in backlog is down 35.6% and the aggregate contract price is down 45.5%. The average contract price is off 15.3% at September 30, 2006 compared to the September 30,2005. Just as with new orders, the decline in the number of homes in backlog is the result of soft demand, oversupply of new and used homes and reduced affordability. The reduction in aggregate value of the backlog and the average contract price is the result of a change in product mix, changes in product size, the location of the neighborhoods generating new orders and the continuation of selling incentives introduced in 2006.
     At September 30, 2006, our backlog consisted of 115 single family homes with a $635,000 average contract price and 19 townhomes with a $593,000 average contract price. A year earlier the backlog was 203 single family homes with a $755,000 average contract price and five townhomes with a $283,000 average contract price. The single family average contract price declined 15.9% from September 30, 2005 to September 30, 2006 while the townhome average contract price increased 109.5% over the same period.
Seasonality and Variability in Quarterly Results
     In prior years, we have experienced seasonality and quarter-over-quarter variability in our homebuilding activity levels. For example, in 2005, we generated approximately 26% and 31% of our revenues in the third and fourth quarters, respectively, and in 2004, we generated approximately 25% and 50% of our revenues in the third and fourth quarters, respectively. We believe that this seasonality reflects the tendency of homebuyers to shop for a new home in the spring with the goal of closing in the fall or winter as well as the scheduling of paving and construction to accommodate seasonal weather conditions. Additional factors that contribute to this variability include (1) our ability to continue to acquire land and land options on acceptable terms, (2) the timing of receipt of regulatory approval for development and construction, (3) the condition of the real estate market and general and local economic conditions in the greater Washington, D.C. metropolitan area, (4) prevailing interest rates and the availability of financing, both for us and for the purchasers of our homes and (5) the cost and availability of materials and labor. We have implemented a process that is known in the industry as “even-flow production” in an attempt to even out expected closings in future years. Even-flow production is a strategy that is intended to reduce the variability in the workflow for trade contractors in the homebuilding process, thereby gaining production efficiencies and greater reliability in the planning process. We have also experienced seasonality in our financial services operations as loan originations and title insurance premiums generally correspond with the closing of homes.
Liquidity and Capital Resources
     Our financing needs depend on sales volume, asset turnover, land acquisition and inventory balances. We have incurred substantial indebtedness and may incur substantial indebtedness in the future to fund the growth of our homebuilding activities. During the nine months ended September 30, 2006, we purchased approximately $85.9 million of land using available cash and borrowings under our $150.0 million senior secured facility. We anticipate purchasing approximately $5.1 million of land in the fourth quarter 2006. As of September 30, 2006, we control 3,668 lots of which 3,057 (83.3%) are owned and 611 (16.7%) are controlled pursuant to option contracts. The total lot supply represents approximately 10.3 years of deliveries based upon anticipated 2006 deliveries.
     We assess our liquidity in terms of our ability to generate cash to fund our operating activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds, our senior subordinated notes and our senior secured credit facility. The senior secured credit facility is a three-year facility that matures on December 1, 2009 and can be extended one year every December 1 subject to the lender’s approval. As of September 30, 2006, we had $77.25 million borrowed on our senior secured credit facility at 7.07%. Our borrowing capacity under the senior secured credit facility is dependent on borrowing base calculations stipulated by the facility agreement. At September 30, 2006, these calculations allowed for additional borrowings of up to $30.9 million. Borrowings under the senior secured credit facility are secured by land and construction work-in-progress and carry a floating interest rate of one month LIBOR plus a margin that ranges from 175 to 225 basis points.
     A $10 million warehouse line of credit provides financing for mortgage loans originated by Heritage Mortgage. Amounts outstanding under this warehouse line of credit are repaid at the time the mortgage loans are sold to a permanent investor. The warehouse line of credit currently bears interest at the Federal Funds Rate plus one percent (1.0%). George Mason is the principal borrower under the $10 million warehouse facility with Cardinal Bank, and Heritage Mortgage is jointly and severally liable with George Mason Mortgage for the obligations under the warehouse facility as an accommodation party (which in this case is equivalent to a guarantor). Accordingly, Heritage Mortgage bears no interest cost nor has any outstanding borrowings on the warehouse facility because ownership of the originated mortgage loans is transferred to George Mason Mortgage concurrent with Heritage Mortgage’s closing of the loans with the borrowers.
     Neighborhood Holdings, LLC, our parent, has substantial obligations to make distribution payments on its outstanding Class A membership interests. Neighborhood Holdings is obligated to pay approximately $352,000 a month to the holders of Class A membership interests. Class A membership interests will be redeemed in installments on June 30, 2007, June 30, 2008, June 30, 2009 and June 30, 2010. As of September 30, 2006, the amounts due to be redeemed on the dates listed above are $5.6 million, $10.7 million, $10.1 million and $8.7 million, respectively. Neighborhood Holdings has the right to request the holders of the Class A membership interests to roll forward for a three year period the obligations due on each of the redemption dates. In the four years during which Neighborhood Holdings has been obligated to make similar annual payments, 100% of the holders of the Class A membership interests have agreed to roll the redemption date forward three years. There is no assurance that these holders will continue to accede to any future requests to defer payment. In addition, from time to time, Neighborhood Holdings makes distribution payments on its Class B membership interests, a portion of which may be used to fund the tax obligations of the beneficial holders thereof, Martin K. Alloy and Steven B. Alloy, which are attributable to our income by virtue of our being a “pass-through” entity for income tax purposes. Neighborhood Holdings relies on distributions from its subsidiaries, including us, to fund these payments. For 2005 and 2004, these distributions to Neighborhood Holdings equaled $26.9 million and $12.8 million, respectively. For the nine month period ended September 30, 2006, distributions to Holdings were $11.8 million. For the nine month period ended September 30, 2005, distributions were $10.4 million.
     We believe that our available financing is adequate to support operations and planned land acquisitions.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005.
     Cash Flows (used in) provided by Operating Activities. Net cash used in operating activities was $60.6 million for the nine months ended September 30, 2006, up significantly from the net cash provided by operating activities of $17.2 million in the same period a year earlier. The increase in net cash used in operating activities was primarily the result of a significant increase in the amount of cash used to purchase real estate inventory. The increase in real estate inventory was $74.1 million in the first nine months of 2006 as compared to $26.3 million in the first nine months of 2005.
     Cash Flows used in Investing Activities. Net cash used in investing activities represents an increase in office furniture and equipment of $813,157 due to the relocation of our corporate offices in early 2006 and the purchase of leasehold improvements. Property and equipment purchases were $578,358 for the first nine months 2005.
     Cash Flows provided by (used in) Financing Activities. Cash provided by financing activities was $22.9 million in the nine months ended September 30, 2006, down 2.6% from $23.5 million provided by financing activities in the same period a year earlier. In the first nine months of 2006, we had net borrowings of $77.3 million on our line of credit primarily used to repay $42.0 million of notes payable. In the nine months ended September 30, 2005, we issued $150.0 million of subordinated senior notes, repaid $109.8 million on our senior secured credit facility and other obligations and incurred $5.5 million in financing costs related to the issuance of our senior subordinated notes. Member distributions were $11.8 million in the nine months ended September 30, 2006 up from $10.4 million in the first nine months of 2005.

     Distributions to minority partners decreased 4.3% from $625,489 in the first nine months of 2005 to $598,552 for the nine months ended September 30, 2006 due to decreased business volume.
     The Trust Indenture related to the senior subordinated notes issued in August 2005 permits a variety of distributions including, but not limited to: (a) a distribution to the owners to pay federal, state and local income taxes on the income passed through the limited liability company; (b) up to $4.0 million annually to cover payments to the Class A investors in Holdings; and (c) a discretionary distribution up to one-half the difference between the pre-tax net income and the amount of the permitted tax distribution. Based on pre-tax net income of $17.8 million for the nine months ended September 30, 2006 and an aggregate federal, state and local blended tax bracket of 39.44%, the tax distribution is $7.0 million. This tax distribution plus a $4.0 million distribution to cover the Class A payments leaves a maximum discretionary distribution in the amount of $5.4 million. The $11.8 million distribution that was made during the nine months ended September 30, 2006 was approximately $4.6 million less than the aggregate allowable distributions.
Contractual Obligations
     Included in the table below is a summary of future amounts payable as of September 30, 2006 under contractual obligations.

		Remainder	2007-	2010-
(dollars in thousands)	Total	2006	2009	2012	Thereafter
Senior Subordinated Notes(1)	$150,000	$—	$—	$—	$150,000

Senior secured credit facility(2)	77,250	—	77,250	—	—

Seller Financing (3)	2,750	—	2,750	—	—

Operating leases(4)	9,422	392	3,349	2,720	2,961

Total	$239,422	$392	$83,349	$2,720	$152,961

(1)	On August 10, 2005, we issued ten year $150.0 million senior subordinated notes which will mature August 10, 2015. We cannot redeem the notes before August 15, 2010 subject to certain exceptions. The notes bear interest at 9.75% which is paid semi-annually on February 15 and August 15. The above amounts do not include interest.

(2)	Borrowings under the senior secured credit facility carry a floating interest rate equal to one month LIBOR plus an applicable margin based on our senior debt ratio. The applicable margin ranges from 175 to 225 basis points and was 175 basis points at September 30, 2006.

(4)	Seller financing in the amount of $2.75 million due May 2007. The financing is secured solely by the land purchased.

(3)	Represents rent payments on noncancellable leases for office space in Virginia and Maryland with various lease expiration dates through 2016, as well as model home lease obligations. The annual base rent will range from approximately $1,088,000 to $1,412,000 over the life of the lease. This lease will expire in 2016.
     In addition to the contractual obligations listed above, we are party to two lot purchase agreements, each with a related party. On January 10, 2002, Neighborhoods I, LLC, our indirect subsidiary, entered into two Lot Purchase Agreements, each amended as of February 15, 2005, with Renaissance at Woodlands, LLC (“Woodlands”). Woodlands is a joint venture in which Neighborhood Holdings, LLC, our parent, is an indirect 50% owner and an affiliate of WCI Communities, Inc. (“WCI”) is the other 50% owner. Our remaining obligation under the Lot Purchase Agreements was approximately $15.1 million at September 30, 2006, which takes into account the price escalations within the contract. Approximately $2.6 million of lots are anticipated to be purchased in the fourth quarter 2006 pursuant to the two Lot Purchase Agreements.

At September 30, 2006, we had entered into various agreements with unaffiliated parties to purchase land for approximately $79.1 million. We have made deposits of $1.9 million at September 30, 2006 pertaining to these land purchase agreements. The Company has land purchase agreements under which deposits may be forfeitable, depending on the agreement, if we do not purchase the land. We have recorded a write-off of $690,500 against deposits which are likely to be forfeited.
Off-Balance Sheet Arrangements
     Our primary use of off-balance sheet arrangements is for the purpose of securing desirable lots on which to build homes for our homebuyers in a manner that we believe reduces our overall risk. Our off-balance sheet arrangements relate to our land option contracts and the issuance of letters of credit and completion bonds.
     Land Option Contracts. In the ordinary course of business, we enter into land option agreements in order to secure land for the construction of homes in the future. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Because the entities holding the land under option may meet the criteria of being variable interest entities, we evaluate all land option agreements to determine if it is necessary to consolidate any of these entities. As of September 30, 2006, we have $1,254,500 of deposits recorded on our land option contracts, after a write-off charge of $690,500. All of the land controlled by virtue of land option contracts have been properly zoned for homebuilding. In addition see “Contractual Obligations.”
     Letters of Credit and Completion Bonds. We provide standby letters of credit, cash escrows and completion bonds for development work in progress, deposits on land and lot purchase contracts and miscellaneous deposits. As of September 30, 2006, we had outstanding approximately $6.1 million of standby letters of credit, $5.8 million of cash escrows and $30.7 million of performance and completion bonds. Also, as of September 30, 2006 we had guaranteed approximately $9.2 million of performance bonds on behalf of affiliated entities.
     Guarantees. Heritage Mortgage guarantees amounts outstanding under the $10.0 million warehouse loan facility with Cardinal Bank, N.A. At September 30, 2006 and December 31, 2005, the balance on the warehouse facility was approximately $6.0 million and $2.1 million respectively. Heritage Mortgage’s obligation to perform under this guarantee principally arises if George Mason defaults on its obligations under the warehouse loan facility. We have not recorded any liability related to this guarantee as of September 30, 2006 or December 31, 2005.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. Our principal market risk exposure continues to be interest rate risk. Our line of credit is variable based on LIBOR and is affected by changes in market interest rates. We believe that reasonably possible near-term interest rate changes will not result in a material negative effect on our future earnings, fair values or cash flows. Previously, we have been able to recover any increased costs of borrowing through increased selling prices; however, there is no assurance we will be able to increase selling prices to cover the effects of any increase in near-term rates. At September 30, 2006, without regard to any swap agreements, approximately 65.2% of our debt is at a fixed rate of 9.75%; 33.6% of our debt is on our line of credit at a variable rate; and 1.2% is fixed rate seller financing due May 2007.
     The fair value of our ten year $150.0 million 9.75% senior subordinated notes issued August 10, 2005 is $118.5 million as of September 30, 2006.
     We have interest rate swaps and an interest rate collar to economically hedge our exposure to interest rate fluctuations.
     As of September 30, 2006, we had one $12.5 million swap agreement with an original term of five years, maturing on December 1, 2009. Under the $12.5 million swap, we receive variable payments of one month LIBOR and make fixed-rate payments of 4.12%. In addition, we have one $25.0 million swap agreement with a five year term maturing December 1, 2010. We receive variable payments based on one month LIBOR and make fixed rate payments at 5.01%. The fair value of these two interest rate swaps was $250,003 at September 30, 2006.
     On October 2, 2006 the Company entered into a $12.5 million interest rate collar due October 3, 2011. The interest rate collar provides protection for one month LIBOR rates above a 5.5% ceiling and below a 4.65% floor.
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
ITEM 6. EXHIBITS
10.1 The Third Modification Agreement by and among Neighborhood Capital, LLC and Wachovia Bank, National Association dated October 5, 2006
31.1 Certification of Steven B. Alloy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

STANLEY-MARTIN COMMUNITIES, LLC (Registrant)
Date: November 13, 2006	By:	/s/ Steven B. Alloy
Steven B. Alloy
President and Chief Executive Officer

Date: November 13, 2006	By:	/s/ Michael I. Roman
Michael I. Roman
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)