Form 10-K
period 2006-12-31
Stanley-Martin Communities, LLC
filed 2007-03-27
CIK 1344478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 333-130488
Stanley-Martin Communities, LLC
(Exact name of registrant as specified in its charter)

DELAWARE	03-0410135
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
11111 Sunset Hills Road, Suite 200, Reston Virginia 20190
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (703) 964-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None
Securities registered pursuant to Section 12(g) of the Act:
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                    Accelerated filer☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☑
The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant as of June 30, 2006 is $0. The membership interest is privately held and not traded on any market.

Stanley-Martin Communities, LLC

PART I
ITEM 1. BUSINESS
Overview
     Stanley-Martin Communities, LLC, a Delaware limited liability corporation began doing business through predecessor entities in 1966. When this report uses “the Company”, “we”, “us”, and “our” they refer to Stanley-Martin Communities, LLC and its subsidiaries unless the context otherwise requires.
     We are one of the largest private homebuilders in the Washington, D.C. metropolitan area, based on the number of units delivered each year. We are engaged in the development of residential communities and the design, marketing and construction of single-family homes and townhomes. We have operated in the Washington, D.C. metropolitan area homebuilding industry since 1966. We market our homes to entry-level and first- and second-time move-up buyers. As a complement to our homebuilding operations, we also originate title insurance and mortgages for our homebuyers. Our operational focus is on achieving the highest standards in quality, design and customer service, and we believe this focus has resulted in significant brand value among homebuyers. We operate in the City of Alexandria and Arlington, Fairfax, Loudoun and Prince William Counties in Virginia, Jefferson County, West Virginia and Charles (January 2007) and St. Mary’s Counties in Maryland.
     We believe that the attractive demographics of, and the strong and steady housing demand in the Washington, D.C. metropolitan area provide us with significant growth opportunities. A core part of our strategy is to target the largest number of homebuyers in a given area by maximizing the relative affordability of our homes. We seek to minimize our exposure to land value fluctuations and our financial commitments by controlling a significant portion of our land portfolio through option contracts and by generally purchasing our property only after it is entitled, enabling us to begin development or construction when market conditions are appropriate.
     As of December 31, 2006, we were operating from 29 communities containing approximately 2,656 lots that we own or control through options. Of the 2,656 lots, 2,571 are available for sale and 85 were subject to an approved contract of sale but not yet delivered. Of the 2,571 lots available for sale, 108 lots are controlled through options. Of the 29 communities, 15 were offering homes for sale and 14 were engaged in land development activities.
     For the year ended December 31, 2006, we delivered 352 homes, with an average sales price of approximately $622,000 and received 251 new home orders with a value of approximately $149.0 million. As of December 31, 2006, we were developing, selling or constructing homes with prices ranging from approximately $250,000 to approximately $1.0 million and had a backlog of 85 homes with a contract value of approximately $52.4 million.
Reorganization
     In June 2005, Stanley-Martin Holdings, Inc. (“Stanley-Martin”), an affiliate that is owned by Martin K. Alloy and Steven B. Alloy, and Neighborhood Holdings, LLC, our parent, effected a reorganization whereby we were formed as a subsidiary of Neighborhood Holdings, certain subsidiaries of Stanley-Martin and Neighborhood Holdings became our subsidiaries and Stanley-Martin Financing Corp. was formed as our subsidiary. We refer to these transactions collectively as the “Reorganization.”
     The chart below shows our ownership and corporate structure following this Reorganization.
(1)	Neighborhood Holdings, LLC is not a guarantor of our $150 million senior subordinated notes (‘the Notes”) or subject to the covenants of the indenture governing the Notes. In addition to Stanley-Martin Communities, LLC, Neighborhood Holdings has one other subsidiary, Stanley Martin Woodlands, LLC as of December 31, 2006. On September 22, 2006, Neighborhood Holdings contributed Wildewood Residential, LLC to our wholly owned subsidiary, Neighborhoods Capital, LLC (Capital).

(2)	Stanley-Martin Communities, LLC, the registrant, and Stanley-Martin Financing Corp. are co-issuers of the Notes. Stanley-Martin Financing Corp. is a wholly owned subsidiary of Stanley-Martin Communities, LLC and was formed for the sole purpose of serving as a co-issuer of the Notes.

(3)	Stanley-Martin Communities, LLC owns 51% of the membership interests of First Excel Title, LLC (FET) . Excel Title Corporation, which provides certain management and administrative services to First Excel Title, LLC, owns the other 49% of the membership interests.

(4)	Neighborhoods Capital, LLC and certain of its subsidiaries are borrowers and guarantors under our senior secured credit facility.

(5)	Stanley-Martin Communities, LLC owns 75% of the membership interests of First Heritage Mortgage, LLC and a third party owns the other 25% of the membership interests.

(6)	First Excel Title, LLC, First Heritage Mortgage, LLC, Stanley Martin Companies, Inc. and certain other subsidiaries of ours do not guarantee the Notes. See “Risk Factors — Risks Related to the Notes and Our Indebtedness — The Notes will be effectively subordinated to all indebtedness of our subsidiaries that are not guarantors of the Notes.”

(7)	On January 1, 2007, Stanley Martin Companies, Inc. was converted to a Maryland limited liability company, Stanley Martin Companies, LLC.

MARKET OVERVIEW
     The information contained in this section is based on numerous assumptions, including assumptions regarding the continued population growth rate of the Washington, D.C. metropolitan area and the continued economic health of the region.
     Despite a challenging housing market for the past 18 months, we believe that favorable long-term demographic trends of the Washington, D.C. metropolitan housing market will help drive and support our continued growth. These trends include the strength of this area’s employment, population and income growth.
Positive Employment Trends
     Washington, D.C.’s job growth compares favorably in both absolute terms and relative to most housing markets in the U.S. As the nation’s capital, Washington, D.C. has shown consistent growth in employment in both the government and private sectors. Furthermore, Washington, D.C. continues to be a leader in job growth in the U.S., averaging 59,600 new jobs per year since 1995.
Annual Net Change in Job Growth (Non-Farm)
Source: Bureau of Labour Statistics
     The Washington, D.C. metropolitan area recorded an unemployment rate of 2.9% compared to the national rate of 4.5% based on December 2006 figures from the Bureau of Labor Statistics of the U.S. Department of Labor. Together with two other metropolitan areas, the Washington, D.C. metropolitan area had the lowest unemployment rate of the 49 U.S. metropolitan areas with a population of one million or more, based on the 2000 Census.
Uemployment Rates
Source: Bureau of Labor Statistics

     According to the Bureau of Labor Statistics of the U.S. Department of Labor, the U.S. government is the largest employer in the Washington, D.C. metropolitan area, employing over 339,000 individuals as of December 2006. We believe that federal spending and the strong government presence in the Washington, D.C. metropolitan area provide the region with a buffer from recessionary economic cycles. According to the Center for Regional Analysis at George Mason University, total federal spending in the greater Washington, D.C. region has grown since 1993 at a compound annual growth rate of 6.4%, providing a stable base for the local economy.
Total Federal Spending
Greater Washington Region
Source: Center for Regional Analysis of George Mason University
Continued Population Growth
     Washington, D.C. is the seventh most populous metropolitan area in the United States according to the 2000 Census. We believe that because of Washington, D.C.’s unique role as both the home to the federal government and as a headquarter city for many corporations and organizations, both domestic and international, the greater Washington, D.C. region has exhibited a compound annual population growth rate of 1.8% over the past two decades.
Metro Washington, DC Population Growth
Source: Global Insight, Census Bureau

Appealing Demographics
     The 2003 American Community Survey of the U.S. Census Bureau estimates that approximately 45% of Washington, D.C.’s metropolitan area population has at least a college degree, ranking it as one of the most educated metropolitan areas in the U.S. The Washington, D.C. metropolitan area is also home to 15 Fortune 500 companies and is considered a leading employment market for technology and professional service providers. The highly educated workforce resulted in an attractive median family income for the Washington, D.C. metropolitan area of approximately $86,200 in 2005, almost 50% higher than the national median of approximately $58,000.
3rd Quarter 2006 Median Family Income by Metropolitan Statistical Area
Source: NAHB/Wells Fargo Housing Opportunity Index
Current Market Conditions
     For the past 20 months the supply of single family and townhome listings over $250,000 in our core Virginia counties have been well over the prior five year moving average.
NoVa Inventory: SF & TH Only
Metropolitan Regional Information Systems, Inc.
Source: Metropolitan Regional Information Systems, Inc. (MRIS)

Competitive Strengths
     Long-Term Focus and Success in the Washington, D.C. Metropolitan Area
     We have been developing communities and building homes in the Washington, D.C. metropolitan area for more than 40 years. Over the past five years, we have delivered over 1,600 homes. Our experience and local focus have enabled us to effectively compete with the local divisions of national homebuilders. According to Meyers/ Hanley Wood, we ranked 11th with a 2.9% market share in 2006 based on the number of new orders generated for single-family and townhomes in our core markets of the City of Alexandria and Arlington, Fairfax, Loudoun and Prince William counties in Virginia. This ranking does not take into account condominium orders. We leverage our intimate knowledge of the local market and our long-standing relationships with land owners and local officials to gain access to desirable locations and to facilitate our land acquisition, entitlement and development activities. We also benefit from long-term relationships with local subcontractors and suppliers, providing us consistent access to high quality labor and materials.
Attractive Market Fundamentals
     For the year ended December 31, 2005, the Washington, D.C. metropolitan housing market was one of the top ten new home construction markets in the U.S. with 38,923 single-family permits issued. We believe demand is driven by attractive local demographics, including strong job creation, population growth and new household formations, resulting from local and federal government expansion and corporate growth and relocations. In contrast to other major metropolitan areas, employment in the Washington, D.C. metropolitan market includes a disproportionate number of white-collar, high-income jobs, which has resulted in the second highest median family income in the U.S. In addition, while demand has been strong and steady for several decades, we believe local governments will continue to limit supply, further contributing to the projected supply/demand imbalance. We believe that this imbalance provides us with pricing power and significant opportunities to use our local expertise and experience to acquire, entitle and develop land and will help drive our future growth.
Significant Land Portfolio
     We believe our land portfolio is one of our most valuable assets and will support our growing operations for approximately six years in Virginia and Maryland. Our long operating history and deep knowledge of the Washington, D.C. metropolitan housing market have enabled us to increase the value of our land portfolio and to secure additional desirable land positions. We increase the value of our land portfolio through the zoning and engineering process by creating attractive land use plans and increasing the number of homes that may be built on each acre of land, which ultimately translates into higher profitability. We expect our portfolio as of December 31, 2006 to yield approximately 2,656 single family and townhomes, consisting of approximately 1,795 homes in Virginia and approximately 861 homes in Maryland. We believe that our land portfolio is located in desirable, high job growth areas of the Washington, D.C. metropolitan market and that it will provide a stable future revenue source with attractive margins.
Product and Customer Diversification
     We design, market and construct single-family homes and townhomes for entry-level and first-and second-time move-up buyers. We offer numerous home types, which are differentiated by size, design content and features. Our homes range from approximately 1,800 finished square feet to over 4,000 finished square feet and are priced from approximately $250,000 to approximately $1,000,000, with an average sales price for new orders for the year ended December 31, 2006 of approximately $594,000. The breadth of our development, design and construction expertise provides us with the operating flexibility to respond to changes in consumer preferences and evolving community demographics, thereby maximizing our profitability.
Operational Excellence
     We are focused on using operational excellence to achieve high levels of customer satisfaction, product quality and profitability. We believe we have created a results-oriented culture that emphasizes consistency of process, ongoing improvement and customer satisfaction. During 2005, we improved our profitability, while reducing our average time from order to delivery. In 2006, we achieved gross homebuilding margins of 20.4%, compared to 30.2% in 2005 and 25.7% in 2004. During 2006, our profitability declined due to the overabundance of new and used homes.
Experienced Management Team
     The top members of our management team average approximately 20 years of experience in the homebuilding industry. Martin K. Alloy, our founder and Chairman, and Steven B. Alloy, our Chief Executive Officer and President, have built us into a leader in the Washington, D.C. metropolitan housing market. We believe our experience and size combined with the local-presence of key decision-makers allow us to capitalize on opportunities faster than our national homebuilder competitors.

Business Strategy
     Capitalize on Valuable Land Position and Continue Disciplined Approach to Inventory Management
     We intend to capitalize on our significant and valuable land supply, which we believe will support our operations for approximately six years in Virginia and Maryland. Our current policy is to maintain at least a four-year land supply for our homebuilding operations. We seek to minimize our exposure to land risk through disciplined and balanced management of land supply between lots we own and lots we control through option contracts. In order to minimize our risk, we generally only exercise our option to acquire land after the land has received substantially all of the necessary entitlements. Additionally, we actively manage our housing inventory to limit our exposure to market downturns by pre-selling substantially all of our homes. We generally do not engage in speculative homebuilding, and as of December 31, 2006, we had five completed and unsold homes and nine unsold homes under construction. We consider a home to be speculative if we have begun framing activity without an executed sales contract.
     Pursue Disciplined Growth in Attractive Areas
     A core part of our strategy is to continue to grow our existing market position in Virginia, consisting of the City of Alexandria and Fairfax, Arlington, Loudoun and Prince William Counties. These counties, which represent 20,804 permits issued, or 53% of the total permits issued for the Washington, D.C. metropolitan housing market in 2005, are characterized by their close proximity to numerous regional employment centers, a limited supply of homes, nationally recognized school districts and high-income homebuyers. In addition to continued growth in our existing areas, we believe there are significant opportunities to expand our operations to other areas of the Washington, D.C. metropolitan housing market. For example, we initiated sales in our St. Mary’s County, Maryland project in the fall of 2005. As of December 31, 2006, we have received 140 new home orders and have delivered 120 homes in this project. We also expect to expand into neighboring areas. In executing our growth strategy, we will only pursue growth to the extent that it is consistent with our disciplined land acquisition strategy, our drive for operational excellence and our brand reputation for quality.
     Provide High Quality Construction, Outstanding Service, Innovative Designs and Relative Value
     Our success is attributed in part to our value optimizing designs, quality construction and focus on customer service, each of which is a component of our Mission: “To provide our customers with leading home designs for the best value, built with construction excellence, and delivered with the highest level of professional service.” Our strategy for developing and constructing new communities is to offer homes that are affordable relative to new and existing homes available for sale in a given area. Consistent with this strategy, we generally price our homes below the median for comparable homes located in the same area. In order to achieve this pricing flexibility, we seek to control our production costs by altering the size of our homes and the sophistication of our design content and options and by maximizing the degree of standardization across our product lines. Our in-house and outside architectural teams create innovative designs that can be efficiently produced across all of our product lines. We employ strict quality control standards across our operations to achieve high quality construction and high levels of customer service. We survey and interview our customers before, at and after closing regarding their experience with our sales personnel, construction department and, where applicable, title and mortgage services. These surveys and interviews provide us with a direct link to the customer’s perception of the entire buying experience and with valuable feedback on the quality of the homes we deliver and the services we provide. We believe that our innovative designs, quality construction and customer service provide us with a competitive advantage.
Markets and Products
     We sell our products in the greater Washington D.C. metropolitan area which includes communities located in both Virginia and Maryland. We are currently developing, selling or constructing a total of 26 communities in Virginia and three communities in Maryland. In determining our product mix for a community, we consider demand for a particular product type, demographic trends, local economic conditions and projected profitability. We believe that our diverse product mix reduces our exposure to market fluctuations and provides us with greater operating flexibility. We evaluate a number of factors in determining where to purchase land and develop communities, including:
•	historical and projected population growth; • historical and projected job growth;

•	internal and external demographic and marketing studies;

•	historical housing sales;

•	building lot availability and price;

•	existing homes available for sale;

•	days on the market for sale of new homes and resale of existing homes;

•	level and nature of competition;

•	new home sale absorption rates for existing projects;

•	suitability for development generally within a one to four-year time period from the beginning of the development process to the delivery of the last home;

•	financial review as to the feasibility of the proposed project, including projected profit margins and return on capital;

•	results of environmental and legal due diligence; and

•	proximity to local traffic corridors, places of employment and commercial centers.
     Product Mix
     The product mix we offer in a particular community depends upon many factors, including the prices and sizes of homes generally available in the area, our target customers and our lot costs. We currently market our homes to entry-level and first- and second-time move-up buyers. We sell single-family homes and townhomes, available in our Classic, Executive and Estate series. Within these series, we offer multiple product lines, which range from homes with relatively simple features to homes with high design content and fine finishes. In Virginia, our single-family homes range in size from approximately 2,300 finished square feet to approximately 4,200 finished square feet and are priced from approximately $400,000 to approximately $1,000,000; our townhomes range in size from approximately 2,200 finished square feet to approximately 3,700 finished square feet and are priced from approximately $300,000 to over $800,000. In Maryland, our single-family homes range in size from approximately 2,000 finished square feet to approximately 3,400 finished square feet and are priced from approximately $310,000 to approximately $400,000; our townhomes range in size from approximately 1,800 finished square feet to approximately 2,100 finished square feet and are priced from approximately $250,000 to over $310,000.
     We seek to maximize the relative affordability of our homes within a given area in order to target the largest number of homebuyers. Consistent with this strategy, we generally price our homes below the median for comparable homes located in the same area. In order to achieve this pricing flexibility, we seek to control our production costs by limiting the number of options we offer, maximizing the degree of standardization across our product lines and altering the size and the sophistication of our homes. To maximize the standardization of our products, our in-house and outside architectural teams create innovative designs that can be efficiently produced across our multiple product lines.
     Historically, our product mix of single-family homes and townhomes has varied year to year, but generally has averaged approximately 60% and 40% of revenues, respectively. For the year ended December 31, 2006, our homebuilding revenue was comprised of 300 single-family homes (approximately 91% of homebuilding revenues) and 52 townhomes (approximately 9% of homebuilding revenues). Fluctuations in our product mix are caused by the availability of lots suitable for single-family home and townhome development, zoning constraints, the timing of opening new communities, changes in buyer preferences and efforts to maximize profitability.
Our Communities
     The following is a description of the communities that we are currently developing, selling or constructing and the communities that we expect to begin developing through June 30, 2007. All references to home sizes do not include structural options.
Virginia
     Arlington, Alexandria
     Beauregard Station. Beauregard Station is comprised of 41 luxury townhomes each approximately 2,500 square feet. Beauregard Station will provide convenient access to the Van Dorn Street Metro Station, I-395, downtown Washington, D.C. and an abundance of dining and shopping. The neighborhood is expected to open for sale in late summer 2007.
     Shirlington Crest. Shirlington Crest is comprised of 171 luxury townhomes each approximately 2,300 square feet and 2 lots whose use has not yet been determined. Just south of the Pentagon, Shirlington Crest provides ideal access to major transportation arteries and downtown Washington, D.C. The neighborhood is expected to open for sale summer in 2007.
     Fairfax County
     Bell Manor Estates Bell Manor Estates is comprised of 36 single-family Executive homes, of which we have delivered 26 homes that range in size from approximately 2,700 square feet to approximately 3,400 square feet. We expect to open the third phase for sale in spring 2007.
     Fair Oaks Landing. Fair Oaks Landing is comprised of 73 luxury townhomes each approximately 2,500 square feet. Sales commenced August 2006

     Kendall Square. Kendall Square is comprised of 73 Executive townhomes each approximately 2,300 square feet. Kendall Square is located near the Vienna metro station. We expect to open for sale in spring 2007.
     Linden Tree Estates. Linden Tree Estates is comprised of twelve Executive single family homes located just inside the beltway in Falls Church. These homes will range from approximately 2,890 square feet to approximately 3,408 square feet. Linden Tree Estates provides easy access to I-495, I-66, West Falls Church metro station, and downtown Washington, D.C. We expect to open for sale in late summer 2007.
     Old Mill Station. Old Mill Station is comprised of 33 single-family Executive homes that range in size from approximately 2,700 square feet to approximately 3,400 square feet. Sales commenced in October 2005.
     Spring Park Station. Spring Park Station is comprised of 41 Executive townhomes, each approximately 2,500 square feet. Spring Park Station features a community park, two gazebos and a children’s play area. Sales commenced in February 2006.
     Loudoun County
     Brambleton. Brambleton is a master planned community still in the early stages of development. We are one of several builders in this community which is expected to have at least 6,400 homes built in multiple phases. We delivered 43 of the 44 homes in Brambleton’s first phase, the remaining unit being the model. We have delivered 65 of the 144 homesites for Brambleton’s second phase and currently have 79 homesites that we are selling and/or building or have under contract. Our single-family Executive and Estate homes range in size from approximately 2,600 square feet to approximately 4,300 square feet.
     Greene Mill Preserve. Greene Mill Preserve is a community of 224 residences, of which we are building 117 single-family Executive homes that range in size from approximately 2,700 square feet to approximately 3,600 square feet. We are one of two builders for this community. Sales commenced in August 2005. See “Related Party Transactions — Purchase Agreements.”
     Prince William County
     Coles Run Manor. Coles Run Manor is comprised of 111 single-family Executive homes that range in size from approximately 2,900 square feet to approximately 3,700 square feet. Sales commenced in September 2005.
     Hope Hill Crossing. Hope Hill Crossing is comprised of 311 single family homes ranging in style, architecture and size. Hope Hill Crossing is located in Southern Prince William County with easy access to I-95 and Route 234. Land development is underway and we expect to open for sale in fall 2008.
     Occoquan Landing. Occoquan Landing is comprised of 38 single-family Executive homes which range in size from approximately 2,600 square feet to approximately 3,900 square feet. Sales commenced in October 2006.
     Powell’s Landing. Powell’s Landing is a master planned community designed for approximately 600 homes. We are one of several builders in this community. We expect to build 25 single-family Executive homes in our current phase, which will range in size from approximately 2,900 square feet to approximately 4,300 square feet. Sales commenced in February 2006.
     Small’s Crossing. Small’s Crossing is comprised of 34 single-family Executive homes that range in size from approximately 2,700 square feet to approximately 3,300 square feet. Sales commenced February 2007. A second phase of 26 lots is planned for late summer 2008.
     Stonewall Manor. Stonewall Manor is a master planned community designed for approximately 310 homes in which we are building 55 homes in two phases. We are one of three builders in this community. Our homes consist of single-family Executive and Estate homes that range from approximately 2,700 square feet to approximately 3,400 square feet. We delivered 30 homes in the first phase and have delivered 23 of 25 homes in the second phase.
     Stoney Branch Crossing. Stoney Branch Crossing is comprised of 25 single-family Executive homes that range in size from approximately 2,700 square feet to approximately 3,400 square feet. Our sales commenced in August 2005.

     Maryland
     St. Mary’s County
     Wildewood. Wildewood is a master planned community that has received approval for the construction of approximately 3,800 homes. Approximately 1,500 homes have already been built by third-party builders. We are one of several builders in this community. Our first section opened for sale in September 2005. This section has 178 single-family Classic homes that range in size from approximately 2,000 square feet to approximately 3,400 square feet and 47 Classic townhomes that range in size from approximately 1,800 square feet to approximately 2,100 square feet. The next phase is expected to open for sale late summer 2007 and has 160 single-family Classic homes and 50 Classic townhomes. The entire Wildewood project is expected to be built in seven sections with a total of 644 single family homes and 337 townhomes. Deliveries commenced April 2006. See “Related Party Transactions — Purchase Agreements.”
     The following table provides information about the communities discussed above as of and for the year ended December 31, 2006.
Our Communities

		2006 Deliveries		Backlog as of 12/31/06		2006 New Unit Orders
	Total		Average
	Number		Price of					Average Selling	Remaining
Community	of Lots	Units	Units	Units	Value (1)	Units	Value	Price	Lots(2)
Single-Family Homes
Bell Manor Estates	26	26	$971,241	—	$—	13	$12,606,209	$969,708	—
Bell Manor III (3)	10	—	$—	—	$—	—	$—	$—	10
Brambleton (4)	188	31	$710,343	4	$2,737,365	22	$14,381,940	$653,725	80
Coles Run Manor	111	46	$659,158	6	$3,614,893	23	$14,549,210	$632,574	65
Glynn Tarra Estates	40	11	$963,843	—	$—	2	$1,662,110	$831,055	6
Greene Mill Preserve I	18	5	$872,164	8	$6,604,853	10	$8,279,425	$827,943	13
Greene Mill Preserve II	17	5	$796,730	4	$2,852,384	4	$2,863,925	$715,981	12
Hope Hill Crossing (5)	311	—	$—	—	$—	—	$—	$—	311
Linden Tree Estates(6)	12	—	$—	—	$—	—	$—	$—	12
Lionsfield Valley	49	25	$616,459	—	$—	—	$(94,665)	$—	—
Moncure Woods	75	6	$698,909	—	$—	—	$(10,038)	$—	—
Mount Gilead	47	11	$723,410	—	$—	8	$5,391,274	$673,909	—
Occoquan Landing	38	—	—	7	$5,045,795	7	$5,045,795	$720,828	38
Old Mill Station	33	21	$803,820	3	$2,232,127	15	$11,760,084	$784,006	12
Powells Landing II	25	—	—	4	$2,973,344	4	$2,973,344	$743,336	25
Reserve at Martin’s Pointe	59	1	$920,000	—	$—	1	$920,000	$920,000	—
Small’s Crossing (7)	34	—	$—	—	$—	—	$—	$—	34
Stonewall Manor II	25	17	$762,865	—	$—	2	$1,342,985	$671,493	2
Stoney Branch	25	12	$658,464	1	$622,839	6	$3,541,391	$590,232	13
Wildewood (8)	644	83	$447,127	20	$9,579,429	72	$33,403,820	$463,942	561

Townhomes
Beauregard Station (6)	41	—	$—	—	$—	—	$—	$—	41
Kendall Square (9)	73	—	$—	—	$—	—	$—	$—	73
Fair Oaks Landing	73	—	$—	23	$13,228,982	23	$13,228,982	$575,173	73
Spring Park Station	41	15	$557,694	5	$2,897,660	20	$11,263,074	$563,154	26
Shirlington Crest (10)	173	—	$—	—	$—	—	$—	$—	173
Wildewood (8)	337	37	$305,161	—	$—	19	$5,899,598	$310,505	300
Future Development (11)	776	—	$—	—	$—	—	$—	$—	776

		352		85	$52,389,671	251	$149,008,463		2,656

(1)	Does not include options or change orders.

(2)	Includes backlog.

(3)	Sales expected to begin spring 2007.

(4)	Our Brambleton community is being built in phases. For information regarding the status of these phases, please see the community description above.

(5)	Sales expected to commence autumn 2008.

(6)	Sales expected to commence late summer 2007.

(7)	Sales began in February 2007.

(8)	Our Wildewood community is being built in phases. For information regarding the status of these phases, please see the community description above.

(9)	Sales expected to commence late spring 2007.

(10)	Sales expected to commence summer 2007.

(11)	Future development includes land owned or on which the Company has an option on land it intends to purchase. The time frame of future development is beyond six months and therefore, subject to change.

Operations
Land Acquisition and Development
     We have a disciplined and structured land acquisition process. Each acquisition of land must be approved by our investment committee, which is composed of our Chairman, Chief Executive Officer and President, and Chief Financial Officer. During this process, the committee analyzes data gathered by our land acquisition, land development, purchasing, sales, architecture, finance, marketing and legal groups. The committee reviews and approves all projects and votes on each option to purchase land before option deposit funds are placed at risk. For each potential land acquisition, we conduct a thorough engineering review and prepare a detailed feasibility study, which reviews the characteristics of the property, the demographics of the surrounding area, the suggested price range and the number of homes for the property, as well as the projected profitability and returns of the proposed development. We typically conduct environmental due diligence prior to the acquisition of undeveloped properties, including engaging environmental consultants to perform environmental assessments of proposed sites. With respect to finished lots we acquire from other developers, we generally do not conduct environmental due diligence prior to an acquisition, because we obtain a representation and warranty from the seller that, except as may be disclosed on the seller’s environmental study (which would be reviewed by us), the seller has no knowledge of hazardous materials on the property or any other violation of environmental laws. Prior to development, we undertake extensive site planning activities as appropriate for each community. We believe our current land supply will support our operations for approximately six years in Virginia and Maryland.
     We typically purchase land only after substantially all of the necessary entitlements have been obtained so that development or construction may begin as and when market conditions dictate. The term “entitlements” refers to the right to develop a specific number of residential lots without the need for public hearings or discretionary local government approvals. Entitlements generally give the developer the right to obtain building permits upon compliance with conditions that are ordinarily within the developer’s control. Even though entitlements are usually obtained before we purchase land, we are still required to secure a variety of other governmental approvals and permits prior to and during development and construction. The process of obtaining such approvals and permits can be costly and can substantially delay the development process.
     We acquire land through purchases and option contracts. Deposits made in connection with entering into option contracts are generally refundable until the necessary zoning, and in some cases engineering plan approval, is obtained, at which point they become non-refundable. Purchases are generally financed through our senior secured credit facility and cash flow from operations. Option contracts allow us to control lots and land without incurring the risks of land ownership or financial commitments, other than a non-refundable deposit, if any. From time to time, we enter into option contracts with third parties to purchase finished lots before home construction begins. These contracts are generally non-recourse and require deposits of 5% to 10% of the sales price. As of December 31, 2006, we had approximately $0.5 million in deposits.
     Once we acquire undeveloped land, we generally begin development of such land through contractual agreements with subcontractors. These activities include site planning and engineering, as well as constructing roads, sewers, water, utility, drainage systems and, in certain instances, recreational amenities.
     We are frequently required, in connection with the development of our projects, to post security in support of our related obligations with respect to such developments. This security is usually in the form of surety bonds, letters of credit or cash escrows. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any surety bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such surety bonds or letters of credit. As of December 31, 2006, we had outstanding approximately $27.4 million of surety bonds, approximately $2.9 million of letters of credit and approximately $2.0 million in cash escrow accounts, which are related to our obligations to local governments to construct roads and other improvements in various developments. We do not believe that any such currently outstanding letters of credit, surety bonds or escrow funds will be drawn upon.
Purchasing and Construction
     Agreements with our vendors and subcontractors are generally entered into after a competitive bidding process. In connection with this competitive bidding process, we obtain information from prospective subcontractors and vendors with respect to their financial condition and ability to perform their agreements with us. Price is not the sole criteria for vendor and subcontractor selection, as quality, reputation and capacity are also taken into consideration. Although we have a number of long standing relationships with certain vendors, all vendors are reviewed with each new project that we begin and are selected on a project-by-project basis. We collect vendor scorecards from our construction managers on the performance of all our vendors. Information is also collected from the warranty service department on the quantity and quality of any service calls performed by vendors. The vendor scorecard data, as well as the warranty service information, is taken into account before awarding new jobs. We maintain multiple sources for labor and materials to ensure that materials and services will be available when needed. However, material prices do fluctuate, affected by demand and the availability of raw materials, which are beyond the control of our vendors. We seek to enter into supply contracts with selected vendors to leverage our purchasing volume in order to obtain more favorable pricing and control our costs.
     We act as the general contractor for all of our projects. Our project development operations are managed by construction managers at each of our communities, who supervise the construction of each project, coordinate the activities of subcontractors and suppliers, subject their work to quality and cost controls and monitor compliance with zoning and building codes. We require that quality, durable materials be used in the construction of our homes. Our subcontractors follow community-specific design plans prepared by our in-house and outside architects. Subcontractors typically are retained on a project-by-project basis to complete construction at a fixed price. We do not maintain inventories of raw materials except for materials being utilized for homes under construction. Construction of a home is typically completed within four to seven months following commencement of construction. Construction time depends on weather conditions, the availability of labor, materials and supplies, product type, size and location.
     Although we have agreements with certain suppliers that allow us to purchase materials at a discount, we do not have any material long-term contractual commitments with any of our subcontractors or suppliers. We also participate in national rebate programs with various suppliers that offer rebates based on our annual purchasing volume. We believe that our relationships with our suppliers and subcontractors are good.
Design
     To appeal to the tastes and preferences of homebuyers at each of our communities, we focus on developing an appropriate design and marketing concept for each of our communities, including determining the size, series and price range of the homes and, in certain projects, the layout of streets, individual lots and overall community design. In addition to our in-house architectural design team, for certain of our communities, outside architects prepare some of our home designs. We believe this combination provides maximum flexibility and creativity in our designs. In addition, our in-house architectural design team meets regularly to discuss potential new product lines and to address any new design elements required by a specific community.
     We feature design studios to assist our homebuyers with option and upgrade selections. These design studios are convenient to homebuyers because they bring many of the choices for standard and optional finishes to one location. Finishes available for customers to view at the design studios include lighting fixtures, flooring, wall trim, bath and kitchen fixtures, cabinetry, doors, knobs and locks. We also have design consultants on site and encourage our customers to browse the design studio prior to meeting with a design consultant. The focus of our design studio is on making the homebuyer’s selection process a more enjoyable and less complicated experience.
Customer Service and Quality Control
     We pride ourselves on our dedication and strong commitment to customer service and professionalism in the home buying process and believe that this commitment distinguishes us from other homebuilders. An integral part of our customer service program includes pre-closing quality control inspections and post-closing surveys and interviews. We conduct home orientations and inspections with homebuyers immediately before closing. In conjunction with these inspections, we create a list of unfinished construction items and address outstanding issues promptly. We believe that the prompt, courteous response to our homebuyers’ needs reduces our post-closing repair costs and enhances our reputation for quality and service. We survey our customers regarding their homebuying experience with our sales personnel, construction department and title and mortgage services. Typically, we conduct numerous surveys throughout the process including a comprehensive follow-up survey with the homeowner to determine the level of the homeowner’s continued satisfaction several months after closing. These surveys and interviews provide us with a direct link to the customer’s perception of the entire buying experience and with valuable feedback on the quality of the homes we deliver and the services we provide. During 2006, we achieved the second highest homebuyer satisfaction in our history.
Warranty
     We offer access to a standard warranty program through the Home Buyers Warranty Program of Home Buyers Warranty Corporation. Under this program, HBWC provides certain administrative functions relating to our warranties and National Home Insurance Company, Inc. is the insurer. This warranty provides differing levels of coverage throughout its term. The first year of the warranty covers workmanship and materials and includes home inspection visits with the customer. Under the warranty, certain defects in plumbing, electrical, heating, cooling and ventilation systems of the home (exclusive of defects in appliances, fixtures and equipment) are covered for a two-year period and structural defects are covered for a ten-year period. We are the primary obligor under our one-year and two-year warranties and National Home Insurance is the obligor under our ten-year warranty. However, we subcontract our homebuilding work to contractors who provide us with an indemnity and evidence of insurance coverage. Therefore, claims relating to workmanship and materials are generally paid for by our subcontractors. We believe our warranty program meets or exceeds terms customarily offered in the homebuilding industry.
     We record a reserve upon settlement of each home to cover minor, cosmetic repairs that may become necessary (Customer Service Repairs). We base our provision on our experience related to the amount required to pay for these types of repairs, which fluctuates based upon the size and type of houses sold. This provision is subject to adjustment in special circumstances. Historically, expenses related to Customer Service Repairs have generally been within the reserve amount established for such homes.
Marketing and Sales
     We believe that we have established an outstanding brand with a reputation for high quality construction, innovative design and outstanding customer service. We believe that our reputation helps generate interest in each new project we undertake.
     We believe that model homes play an important role in our marketing efforts. Consequently, we focus on creating an attractive atmosphere at our model homes. We use local third-party design specialists for interior decorations, which vary within our models based upon the characteristics of targeted homebuyers. The purchase of furniture, fixtures and fittings is coordinated to maximize our purchasing leverage in order to receive the highest discounts. Our decision whether to build, decorate, furnish and landscape a model home for a community is based on the number of homes projected to be built in such community and the proximity to a model home in one of our other communities. In addition, we typically maintain on-site sales offices. As of December 31, 2006, we had twenty furnished model homes, eight of which have been sold and leased back. We have four additional completed homes in our Wildewood Community model park which are used as a visitor center, a design studio and offices.
     We generally sell our homes through commissioned employees (who typically work from the sales offices located at model homes). Our sales personnel are available to assist prospective homebuyers by providing them with floor plans, price information and tours of model homes and, together with our design consultants, assist with the selection of options and upgrades.
Customer Financial Services
     Mortgage Services
     As part of our objective to make the home buying process the most satisfying experience for our customers and to increase the efficiency of our building cycle, we arrange and originate mortgages for our customers through Heritage Mortgage, our full service mortgage banking, broker, loan originator and 75% owned subsidiary. Heritage Mortgage is a direct lender serving the Mid-Atlantic and Southeast regions and also arranges and originates mortgages for homebuyers that are not our customers. In May 2003, Heritage Mortgage entered into an agreement with George Mason Mortgage, LLC (“Mason”), under which Mason buys all the loans originated by Heritage Mortgage at closing and also provides marketing, management and operational services to Heritage Mortgage. Under the agreement, Heritage Mortgage agrees to sell and deliver to Mason all mortgage loans that it originates on the date the loans are settled with the mortgage borrower. The price at which the mortgage loans will be sold to Mason is fixed as of the date Heritage Mortgage records mortgage loan fees and gains on the sale of mortgage loans at the date the loans are settled with the mortgage borrower and concurrently sold and delivered to Mason. Heritage Mortgage also has an arrangement whereby it receives additional consideration on the loans sold to Mason calculated as the difference between the interest earned by Mason on the purchased loans prior to sale to another investor and an agreed upon variable interest factor. Mason generally sells these loans within one to four weeks from the purchase from Heritage Mortgage. Mason is an affiliate of Cardinal Bank. During 2006, Heritage Mortgage was responsible for handling the financing needs of approximately 79.5% of our homebuying customers, which accounted for approximately 24.7% of Heritage Mortgage’s total business.
     Title Insurance Services
     Our full service title insurance brokerage company, First Excel Title, LLC, underwrites its policies on behalf of a national title insurer. First Excel originates title insurance and Excel Title Corporation, which provides certain management and administrative services to First Excel, provides settlement services to our Virginia homebuyers. We own 51% of First Excel and Excel Title owns the remaining 49%. First Excel does not provide title services to homebuyers that are not our customers. All of the title insurance policies are underwritten by a third party insurer. During 2006, First Excel was responsible for underwriting the title insurance for approximately 88.8% of our Virginia homebuying customers.
Backlog
     Substantially all our homes are sold before construction of the home begins. Our sales contracts require all customers to pre-qualify for financing with Heritage Mortgage within 10 days after the customer signs the contract, but do not require that they obtain their financing from Heritage Mortgage. We typically will not approve a sales contract until the buyer has received the Heritage Mortgage pre-qualification. We generally require cash deposits of between 3% and 8% of the purchase price and our contracts are subject to certain statutory contingencies. Homes covered by sales contracts but not yet closed are considered “backlog.” We do not recognize revenue on homes in backlog until the home is delivered to a third-party homebuyer. Occasionally we build homes before obtaining a sales contract; these homes, however, are excluded from backlog until a sales contract is signed. As of December 31, 2006, we had fourteen such homes finished or under construction.
     Our backlog decreased to 85 homes at December 31, 2006 from 186 homes at December 31, 2005. The contract value of our backlog decreased to approximately $52.4 million at December 31, 2006 from a value of approximately $122.9 million at December 31, 2005. The number of homes in backlog declined in 2006 due to a slowdown in the pace of new orders as supply exceeded demand. We believe we will deliver substantially all of the homes in backlog at December 31, 2006 by June 30, 2007.
Seasonality
     We have historically experienced, and in the future expect to continue to experience, seasonal variability in our sales and net income on a quarterly basis. We believe that this seasonality reflects the tendency of homebuyers to shop for a new home in the spring with the goal of closing in the fall or winter, as well as the scheduling of paving and construction to accommodate seasonal weather conditions. Additional factors that contribute to this variability include our ability to continue to acquire land and options on land on acceptable terms, the timing of receipt of regulatory approval for development and construction, the condition of the real estate market and general and local economic conditions in the Washington, D.C. metropolitan area, prevailing interest rates and the availability of financing, both for us and for the purchasers of our homes, and the cost and availability of materials and labor. Our historical financial performance is not necessarily a meaningful indicator of future results and we expect financial results to vary from project to project and from quarter to quarter. Our revenue may therefore fluctuate significantly on a quarterly basis, and we believe that quarter-to-quarter comparisons of our results should not be relied upon as an indication of future performance.
Competition
     In 2006, 15 of the 20 largest homebuilders selling production single-family homes and townhomes in our core Virginia housing market were national competitors, all with annual nationwide revenues that exceeded $1 billion. The remaining five were local competitors, including ourselves. During 2006, the top 20 homebuilders accounted for 91.2% of the total production single-family and townhomes constructed in the Northern Virginia (City of Alexandria and Arlington, Fairfax, Loudoun and Prince William counties) area (source: Meyers/Hanley Wood).
     The development and sale of residential properties is highly competitive and fragmented. We compete with these national and local homebuilders for residential sales on the basis of a number of interrelated factors, including location, reputation, design, quality, amenities and price. We also compete for residential sales with individual resales of existing homes and available rental homes. We believe that we compare favorably to other homebuilders in our market, due primarily to:
•	our long-term experience within the Washington, D.C. metropolitan area;

•	the relative price affordability of our homes;

•	our responsiveness to market conditions, which we believe helps us capitalize on opportunities for advantageous land acquisitions in desirable locations; and

•	our reputation for innovative and affordable designs, high quality construction and outstanding customer service.
     The housing industry, including the Washington, D.C. metropolitan housing market, is cyclical and is affected by consumer confidence levels and prevailing economic conditions generally, including interest rate levels. A variety of other factors affect the housing industry and demand for new homes, including the availability of labor and materials and increases in the costs thereof, changes in costs associated with home ownership such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends and the availability of and changes in mortgage financing programs.
Government Regulation and Environmental Matters
     Substantially all of our land is purchased with entitlements, giving us the right to obtain building permits upon compliance with specified conditions. The length of time necessary to obtain such permits and other approvals affects the carrying costs of unimproved property acquired for the purpose of development and construction. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations, and their interpretation and application. Several governmental authorities have imposed impact fees as a means of defraying the cost of providing certain governmental services to developing areas. To date, the governmental approval processes discussed above have not had a material adverse effect on our development activities, and homebuilders in a given market generally face the same fees and restrictions. There can be no assurance, however, that these and other requirements discussed herein will not have a material adverse affect us in the future.
     We may also be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums, “slow-growth” or “no-growth” initiatives or building permit allocation ordinances, any of which could be implemented in the future in the areas or municipalities in which we operate. In December 2006, the Prince William County Board of Supervisors voted to halt residential rezoning applications for 12 months and in January 2007 the Loudoun County Board of Supervisors adopted a similar proposal. Substantially all of our land is entitled and, therefore, the moratoriums generally would only adversely affect us if they arose from health, safety and welfare issues such as insufficient water or sewage facilities. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. These fees are normally established, however, when we receive recorded plats and building permits.
     We are also subject to a variety of local, state and federal statutes, ordinances and rules and regulations concerning the protection of health and the environment. The laws applicable to the communities that we develop vary according to the location of the project, the environmental condition of the site and prior uses of the site. Complying with such laws may result in delays, cause us to incur substantial compliance and other costs, and prohibit or severely restrict development in certain environmentally sensitive regions or areas. To date, such compliance has not had a material adverse effect on our operations, although it may have such an effect in the future.
     We typically conduct environmental due diligence prior to the acquisition of undeveloped properties, including engaging environmental consultants to perform environmental assessments of proposed sites. With respect to finished lots we acquire from other developers, we generally do not conduct environmental due diligence prior to an acquisition. Prior to development, we undertake extensive site planning activities as appropriate for each community, which may include the design and implementation of storm water management plans, wetlands delineation and mitigation plans, perennial stream flow determinations, erosion and sediment control plans, and archeological, cultural and/or endangered species surveys. We may be required to obtain permits for operations in environmentally sensitive areas, such as wetlands. Infrastructure projects impacting public health and the environment, such as the construction of drainfields or connection to public sewer lines, and the drilling of wells or connection to municipal water supplies, may be subject to inspection and approval by local authorities. Although no assurances can be given, we are not aware of obligations or liabilities arising out of environmental conditions in any of our existing developments that are likely to materially and adversely affect us.
Employees
     As of December 31, 2006, we employed 157 people, of whom 45 were in community development and land acquisition, 43 were in financial services, 40 were in sales and warranty service and 29 were executive management and administrative personnel. We believe that our relations with our employees and subcontractors are good.
Properties
     We lease approximately 29,000 square feet of office space in Reston, Virginia for our company offices. The lease expires on January 31, 2016. We lease approximately 3,700 square feet of office space in Bethesda, Maryland and approximately 5,500 square feet of office space in Fairfax, Virginia that are both used by Heritage Mortgage. The Bethesda lease expires on August 31, 2009 and the Fairfax lease expires on September 30, 2007. In addition, our Virginia design studio uses approximately 6,000 square feet of space located within an approximately 23,300 square foot facility in Chantilly, Virginia, which is subleased from our affiliate, Heritage Contracting, LLC. The sublease expires on May 31, 2011. See “Related Party Transactions — Heritage Contracting, LLC.” First Excel subleases approximately 140 square feet of office space from Excel Title. The sublease expired on February 1, 2006 with a month-to-month extension thereafter.
Legal Proceedings
     From time to time we are involved in various routine legal proceedings incidental to our business, some of which are covered by insurance. We believe that no existing matters will have a material adverse impact upon our financial condition if decided against us.
Available Information
     We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

ITEM 1A. RISK FACTORS
     Certain information included in this report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contain or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements include information relating to anticipated operating results, financial resources, changes in revenues, changes in profitability, changes in margins, changes in accounting treatment, interest expense, land-related write-downs, effects of homebuyer cancellations, growth and expansion, the ability to acquire land, the ability to gain approvals and to open new communities, the ability to sell homes and properties, the ability to deliver homes from backlog, the ability to secure materials and subcontractors, the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities in the future and industry trends. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in presentations, on our web site and in other material related to the public.
     Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Many factors mentioned in this report or in other reports or public statements made by us, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.
     Forward looking statements speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. The following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below, including factors unknown to us and factors known to us which we have not determined to be material, could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.
Risks Related to the Notes and Our Indebtedness
     Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the Notes.
     We have a significant amount of indebtedness. As of December 31, 2006, we had total indebtedness of approximately $205.5 million and available borrowing capacity of approximately $37.5 million under our $150.0 million senior secured credit facility. The indenture governing the Notes allows us to incur substantial additional debt.
     Our substantial indebtedness could have important consequences to holders of the Notes. For example, it could:
•	make it more difficult for us to satisfy our obligations with respect to the Notes;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt or greater financial resources than we do; and

•	limit our ability to borrow additional funds.
     In addition, our senior secured credit facility and the indenture contain, financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. For example, the indenture includes a covenant requiring us to maintain a minimum Consolidated Tangible Net Worth of $35.0 million or make an offer to purchase Notes. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
     Our ability to make payments on and to refinance our indebtedness, including the Notes, and to acquire and develop land, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, competitive, legislative, regulatory and other factors that are beyond our control.
     Our annual debt service obligations vary from year to year. We believe our annual debt service obligations will continue to vary from year to year, principally due to varying maturities of existing and future indebtedness and our use of the available borrowing capacity on our senior secured credit facility. The annual debt service obligations on the Notes will be approximately $14.6 million per year and assuming utilization of our senior secured credit facility, approximately an additional $710,000 per $10,000,000 borrowed for a full year under our senior secured credit facility based on our interest rate at December 31, 2006 without regard to any financial derivatives.
     We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the Notes, on or before the maturity thereof or incur additional debt. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior secured credit facility and the Notes, on commercially reasonable terms or at all.
The right to receive payments on the Notes is junior to our existing indebtedness and possibly all of our future borrowings. Further, the guarantees of the Notes are junior to all of our guarantors’ existing indebtedness and possibly to all their future borrowings.
     The Notes and the subsidiary guarantees thereof rank behind all of our, and the subsidiary guarantors’, existing indebtedness (other than trade payables) and all of our and their future borrowings (other than trade payables), except any future indebtedness that expressly provides that it ranks equal with, or is subordinated in right of payment to, the Notes and the guarantees thereof. As a result, upon any distribution to our creditors or the creditors of the guarantors in a bankruptcy, liquidation or reorganization or similar proceeding relating to us or the guarantors or our or their property, the holders of our and the guarantors’ senior debt, including debt outstanding under our senior secured credit facility, will be entitled to be paid in full in cash before any payment may be made with respect to the Notes or the subsidiary guarantees thereof. In these cases, sufficient funds may not be available to pay all of our creditors, and holders of the Notes may receive less, ratably, than the holders of senior debt and, due to the turnover provisions in the indenture, less, ratably, than the holders of unsubordinated obligations, including trade payables. In addition, all payments on the Notes will be blocked in the event of a payment default on senior debt and may be blocked for limited periods in the event of certain nonpayment defaults on material senior debt (including our senior secured credit facility).
     As of December 31, 2006, we had approximately $205.5 million in total indebtedness, of which $55.5 million is secured, and approximately $37.5 million of available borrowing capacity under our $150.0 million senior secured credit facility. As more properties owned by the company are added to the borrowing base the available borrowings will increase. We will be permitted to borrow substantial additional indebtedness, including senior debt, in the future under the terms of the indenture and the senior secured credit facility.
We may not have the ability to raise the funds necessary to finance an offer to purchase Notes in connection with a change of control or a decline in our Consolidated Tangible Net Worth.
     Upon the occurrence of certain kinds of change of control events, we will be required to offer to repurchase all outstanding Notes at 101% of the principal amount thereof plus accrued and unpaid interest, to the date of repurchase. In addition, if our Consolidated Tangible Net Worth falls below $35.0 million for any two consecutive fiscal quarters, we will be required to make an offer to purchase up to 10% of the Notes then outstanding at a price equal to 100% of the principal amount, together with any accrued and unpaid interest and additional interest, if any, to the date of purchase. As of December 31, 2006, our Consolidated Tangible Net Worth was approximately $71.1 million.
     If either event occurs, it is possible that we will not have sufficient funds at that time to make the required repurchase of Notes or that restrictions in our senior secured credit facility will not allow such repurchases. In addition, certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a “Change of Control” under the indenture.
Not all of our subsidiaries will guarantee the Notes. Therefore, the Notes will be effectively subordinated to all indebtedness of our subsidiaries that are not guarantors of the Notes.
     Under the indenture governing the Notes our current and future restricted subsidiaries that guarantee our indebtedness, and our restricted subsidiaries’ other indebtedness, will guarantee the Notes. Our other subsidiaries will not be required to guarantee the Notes. You will not have any claim as a creditor against the subsidiaries that are not guarantors of the Notes, and the indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will be effectively senior to your claims against these non-guarantor subsidiaries. For the year ended December 31, 2006, our non-guarantor subsidiaries represented approximately 15.8% of our total revenue (including $19.2 million in land sales from Wildewood Residential, LLC) and had net income of approximately $4.8 million before eliminations (compared to $18.6 million of net income for the Company and our subsidiaries on a consolidated and combined basis).
     In addition, as of December 31, 2006, our non-guarantor subsidiaries held approximately 15.2% of our assets ($45.5 million, before eliminations) and had approximately $11.4 million of liabilities, to which the Notes were structurally subordinated. A substantial portion of the non-guarantor assets and liabilities is the Spriggs property which was purchased in December 2005. While the Spriggs property has not yet been added to the collateral base supporting our credit facility it is expected to be added in the next few months. In the event of a bankruptcy, liquidation, reorganization or other winding up of any of the non-guarantor subsidiaries, holders of their indebtedness and their trade creditors will generally be entitled to payment of their claims from the assets of those subsidiaries before any assets are made available for distribution to us.
     In addition, the indenture permits non-guarantor subsidiaries to incur additional indebtedness. Therefore the Notes would be effectively subordinated to this additional indebtedness that may be incurred by the non-guarantor subsidiaries.
Federal and state statutes allow courts, under specific circumstances, to void guarantees and require noteholders to return payments received from guarantors.
     Under federal bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee may be voided, or claims in respect of a guarantee may be subordinated to all other debts of that guarantor if, among other things, the guarantor, at the time it incurred the indebtedness evidenced by its guarantee:
•	received less than reasonably equivalent value or fair consideration for the incurrence of such guarantee; and

•	was insolvent or rendered insolvent by reason of such incurrence; or

•	was engaged in a business or transaction for which the guarantor’s remaining assets constituted unreasonably small capital; or

•	intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature; or

•	intended to hinder, delay or defraud that guarantor’s creditors.
     In addition, any payment by that guarantor pursuant to its guarantee could be voided and required to be returned to the guarantor, or to a fund for the benefit of the creditors of the guarantor.
     The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a guarantor would be considered insolvent if:
•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets; or

•	if the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.
     On the basis of historical financial information, recent operating history and other factors, we believe that each guarantor, after giving effect to its guarantee of these Notes, will not be insolvent, will not have unreasonably small capital for the business in which it is engaged and will not have incurred debts beyond its ability to pay such debts as they mature. We cannot assure you, however, as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard.
The ability to transfer the Notes may be limited by the absence of an active trading market, and an active trading market may not develop for the Notes.
     The exchange notes are not listed on a national securities exchange nor on any automated dealer quotation systems. A liquid trading market for the Notes may not develop. The liquidity of the Notes will depend on a number of factors, including:
•	the number of holders of notes;

•	our operating performance and financial condition;

•	the market for similar securities;

•	the interest of securities dealers in making a market in the notes; and

•	prevailing interest rates.

     Historically, the market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the notes. The market, if any, for the notes may face similar disruptions that may adversely affect the prices at which you may sell your notes. Therefore, you may not be able to sell your notes at a particular time and the price that you receive when you sell may not be favorable.
     Stanley-Martin Financing Corp. has only nominal assets from which to make payments on the Notes.
     Stanley-Martin Financing Corp. is a co-issuer and co-obligor on the Notes. Stanley-Martin Financing Corp. is our wholly owned subsidiary, with no operations and only nominal assets from which to make payments on the Notes.
Risks Relating to Our Structure
We depend on distributions from our operating subsidiaries to pay interest on the Notes. Contractual or legal restrictions applicable to our subsidiaries could limit distributions from them.
     We are a holding company and derive all of our operating income from, and hold substantially all of our assets through, our subsidiaries. The effect of this structure is that we depend on the earnings of our subsidiaries, and the distribution, loan or other payment to us of these earnings, to meet our obligations, including those under our senior secured credit facility, the Notes and any of our other debt obligations. Our subsidiaries’ ability to make payments to us will depend upon their operating results and will also be subject to applicable law and contractual restrictions. Some of our subsidiaries may become subject to loan agreements and indentures that restrict the sale of assets and significantly restrict or prohibit the payment of dividends or the making of distributions, loans or other payments to stockholders and members. The indenture governing the Notes will, subject to certain limitations, permit our subsidiaries to incur debt with similar prohibitions and restrictions in the future. Provisions of law, like those requiring that dividends be paid only out of surplus, and provisions of our senior indebtedness will also limit the ability of our subsidiaries to make distributions, loans or other payments to us.
A portion of our cash flow will be used to make payments to Neighborhood Holdings to distribute to the holders of its Class A and Class B membership interests.
     Neighborhood Holdings, our parent, has substantial obligations to make distribution payments on its outstanding Class A membership interests. In addition, from time to time, Neighborhood Holdings makes distribution payments on its Class B membership interests, a portion of which may be used to fund the tax obligations of its beneficial holders, Martin K. Alloy and Steven B. Alloy, which are attributable to our income by virtue of our being a “pass-through” entity for income tax purposes. Neighborhood Holdings relies on distributions from its subsidiaries, including us, to fund these payments. For the year ended December 31, 2006, we made distributions to Neighborhood Holdings of $12.8 million. During the same period, Neighborhood Holdings made distribution payments on its Class A membership interests of $4.2 million and distribution payments on its Class B membership interests of $14.2 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of these distributions. As a result of Neighborhood Holdings’ dependence on the cash flows of its subsidiaries, we expect that a substantial portion of our cash flow will be used to make payments to Neighborhood Holdings to fund these payments. These payments will reduce the cash flow we could use to make payments on the Notes and our other outstanding indebtedness.
The principal members of Neighborhood Holdings exercise control over the operation of our business and may have interests that conflict with the interests of the noteholders.
     Martin K. Alloy, our Chairman, and Steven B. Alloy, our Chief Executive Officer and President, have control, through personal and family-owned entities and holdings, of all of the voting membership interests in Neighborhood Holdings. This gives Messrs. Alloy sole control over the operation of our business, including the approval of certain actions such as amending our operating agreement, commencing bankruptcy proceedings, taking certain corporate actions (including, without limitation, incurring debt, issuing stock, selling assets, acquiring assets (including land) and engaging in mergers and acquisitions) and appointing members of our management. Their interests in exercising control over our business may conflict with your interests as a holder of the Notes. This voting power might discourage someone from acquiring us or from making a significant equity investment in us, even if we need the investment to meet our obligations and to operate our business. In addition, we may purchase land we acquire from, and enter into other transactions with, entities controlled by Messrs. Alloy. See “Related Party Transactions” for a description of the transactions as they exist to date. We may enter into additional transactions with them or their affiliates in the future. Additionally, the direct and indirect holders of our equity interests are not restricted from engaging in other homebuilding or land development activities or otherwise competing with us.

Risks Related to Our Business
A deterioration in economic conditions generally could decrease demand and pricing for our homes.
     The homebuilding industry is cyclical and highly sensitive to changes in general and local economic conditions such as employment levels and job growth, consumer confidence and income, availability of financing for homebuyers, interest rate levels and housing demand. Sales of new homes are also affected by the supply of alternatives to new homes, such as rental properties and used homes, including foreclosed homes. These economic variables could have an adverse effect on consumer demand for, and the pricing of, our homes, which could cause our sales and revenues to decline.
Inventory risk could adversely impact our operations and profitability.
     Inventory risk for homebuilders is substantial due to the high carrying costs of lots. The market value of housing inventories can change significantly over the life of a community as a result of dynamic economic or market conditions. These valuation changes could cause us to hold land in inventory longer than planned and/or cause losses when trying to exit a poorly performing community, either of which could have a material adverse effect on our profitability. In addition, the need to hold in inventory land and finished lots ahead of the start of home construction requires us to commit working capital for long periods of time, making cash flow management crucial.
If we are unable to obtain sufficient capital to operate and develop our business, our results of operations and revenues could decline.
     We expect to continue to make significant expenditures to purchase additional land and to expand and develop our inventory. If we do not generate positive cash flows from the development and marketing of our communities and generate such funds in a timely manner to meet our working capital requirements, we may seek to minimize cash expenditures and/or obtain additional financing. However, the terms or availability of additional capital is uncertain. Failure to secure additional financing, if and when needed, may limit our ability to grow and develop our business, which could reduce our results of operations and revenue. Moreover, our senior secured credit facility contains, and the indenture governing the Notes contains provisions that may restrict the debt we may incur in the future. If we are not successful in obtaining sufficient capital, it could reduce our revenues, results of operations and future growth.
Because the majority of our customers finance their home purchases, interest rate increases, inflation or decreases in the availability of mortgage financing could lead to fewer home sales, which would reduce our revenues.
     The majority of our customers obtain mortgage loans to finance their home acquisitions. In general, housing demand is adversely affected by increases in interest rates, inflation and decreases in the availability of mortgage financing. If mortgage rates increase and the ability or willingness of prospective buyers to finance home purchases is adversely affected, our operating results may be negatively affected. Even if our prospective customers do not need financing, changes in interest rates, inflation and mortgage availability could make it harder for those prospective customers to sell their existing homes to potential buyers who do need financing. In addition, there have been discussions of possible changes in the federal income tax laws which would remove or limit the deduction for home mortgage interest. Any limitations or restrictions on the availability of mortgage financing, increased interest rates or limits on the deductibility of home mortgages could adversely affect our sales, which would reduce our revenues.
Because of our geographic concentration in the Washington, D.C. metropolitan area, home prices and sales activities in this area have a significant impact on our profitability.
     We conduct all of our business in the Washington, D.C. metropolitan area. Although demand in the Washington, D.C. metropolitan area has been strong and steady for several decades, home prices and sales activities in this area have in the past declined from time to time, particularly as a result of slow economic growth. If demand weakens, we may not be able to support our current pricing structure. Any prolonged economic or real estate market downturn in the Washington, D.C. metropolitan area would have a material adverse effect on our profitability.
Government regulations concerning the development of land and the homebuilding process could restrict our business activities, increase our operating expenses and cause our revenues to decline.
     We are subject to a variety of extensive and complex federal, state and local statutes, ordinances, rules and regulations that affect the development of land and homebuilding process, including zoning, building design, levels of density, construction, installation of utility services such as gas, electric, water and waste disposal, use of open spaces and similar matters. In addition, governmental authorities often have broad discretion in administering such laws and regulations. We may incur additional costs and delays in order to comply with these laws and regulations. Other governmental regulations, such as building moratoriums and “no growth” or “slow growth” initiatives, which could be adopted may cause delays in our planned or existing projects or otherwise restrict our business activities resulting in reductions in our revenues or our ability to grow our business.
     New housing developments may be subject to various assessments for schools, parks, streets and other public improvements. These can cause an increase in the effective prices for our homes. In addition, increases in property tax rates by local governmental authorities, as recently experienced in response to reduced federal and state funding, can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes.
     We also are subject to a variety of local, state and federal laws and regulations concerning protection of health, safety and the environment. The impact of environmental laws varies depending upon the prior uses of the building site or adjoining properties and may be greater in areas with less supply where undeveloped land or desirable alternatives are less available. These matters may result in delays, may cause us to incur substantial compliance, remediation and other costs, and can prohibit or severely restrict development and homebuilding activity in environmentally sensitive regions or areas.
Compliance with, and liabilities under, applicable environmental laws may adversely affect us, which could reduce our profits.
     We are subject to a variety of federal, local and state statutes, ordinances, rules and regulations concerning the protection of health and the environment. The environmental requirements that apply to a particular community vary according to factors such as the community’s location and the site’s environmental condition, including for example the presence of wetlands or endangered species, and impacts from the present and former uses of the site. Environmental laws may result in delays, require time consuming and expensive compliance or remediation programs to be implemented, and prohibit or severely restrict development in certain environmentally sensitive regions or areas such as those with wetlands or threatened or endangered species.
     We frequently seek to develop properties that have historically been used for other purposes, which may contain above-ground or underground storage tanks or stored hazardous materials and related soil or groundwater contamination, or may be adversely affected by other environmental conditions. We may be required to undertake extensive site planning activities to minimize potential environmental damage, to obtain permits for operations in environmentally sensitive areas, to satisfy inspections and to obtain approvals of infrastructure projects, such as sewer, water and stormwater management installations. If we fail to identify and properly evaluate environmental conditions and applicable environmental regulations prior to the acquisition of a site, we could incur unanticipated liabilities, as well as expenses and delays in its development, including costs for remediation of historical contamination. If our activities are not conducted in compliance with environmental laws or cause environmental damage, we may be liable for fines and penalties, natural resource damages and restoration costs. We may also become liable to buyers or other occupants of our homes for injuries or property damage resulting from environmental conditions such as the presence of radon or mold or harmful vapors. We expect that increasingly stringent requirements will be imposed on homebuilders in the future. In addition, the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, such as changes in policies, rules and regulations and their interpretation and application.
Government regulation could affect our related financial services operations and adversely affect our business or financial results.
     Our financial services operations are also subject to numerous federal, state and local laws and regulations. These include eligibility requirements for participation in federal loan programs and compliance with consumer lending and similar requirements such as disclosure requirements, prohibitions against discrimination and real estate settlement procedures. They may also subject our operations to examination by applicable agencies. These may limit our ability to provide mortgage financing or title services to potential purchasers of our homes. Failure to comply with these requirements can lead to administrative enforcement actions, the loss of regional licenses, criminal penalties and/or claims for monetary damages.
We compete on several levels with homebuilders, some of which have longer operating histories and/or greater resources than us, which could hurt our margins and future earnings.
     The homebuilding industry is highly competitive and fragmented and has low barriers to entry. We compete not only for homebuyers but also for desirable properties, financing, raw materials and skilled labor. We compete with numerous homebuilders of various sizes, ranging from local to national in scope, some of which have longer operating histories and greater financial, marketing and sales resources than we do, providing them with potential advantages. We also compete with the resale, or “previously owned”, home market. These competitive conditions could prevent us from acquiring attractive land at acceptable prices, cause us to increase our selling incentives and/or reduce our prices. If we are unable to compete effectively, our margins and earnings will suffer.
Natural disasters, adverse weather conditions and conditions in nature beyond our control could delay deliveries, increase costs and decrease demand for new homes, which could harm our business and financial condition.
     Adverse weather conditions and natural disasters such as hurricanes, severe storms and floods or other natural disasters or similar events can delay our home deliveries, increase our costs by damaging inventory and negatively impact the demand for new homes. Furthermore, if our insurance does not fully cover losses resulting from such events or any business interruption, our assets, financial condition and capital resources could be adversely affected. We may also be affected by unforeseen engineering, environmental or geological problems, which could also cause delays in home delivery and increase costs.

We may be subject to potential liabilities as a result of construction defect, product liability and warranty claims, which could adversely affect our business.
     We are subject to construction defect, product liability and home warranty claims arising in the ordinary course of our business. These claims are common in the homebuilding industry and can result in significant costs or judgments. In particular, suits with respect to construction defects related to Exterior Finish Insulation Systems and Exterior Insulation Finish Systems, as well as with respect to the growth of mold have been more prevalent in recent years and present a potential and significant economic risk to us.
     In addition, the costs of insuring against construction defect, product liability and warranty claims are high, and the amount and scope of coverage offered by insurance companies is currently limited. For example, claims related to the growth of mold are currently excluded from our policy coverage. This coverage may become more restrictive and/or increasingly costly. In addition, our lenders and suretys require that we maintain certain specified levels of insurance. The unavailability of insurance for such claims would have an adverse effect on our business.
We experience variability in our operating results on a quarterly basis and accordingly, our historical performance may not be a meaningful indicator of our future performance.
     We have historically experienced, and expect to continue to experience, variability in our sales and net income on a quarterly basis. Factors that contribute to this variability include, among others, those discussed in the risk factors above and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As a result, our historical financial performance is not necessarily a meaningful indicator of future results and we expect financial results to vary from project to project and from quarter to quarter. We believe that quarter-to-quarter comparisons of our results should not be relied upon as an indicator of our future performance.
Acts of war or terrorism may seriously harm our business.
     Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power or acts of terrorism, may cause disruption to the U.S. economy, or the local economy of Washington, D.C., cause shortages of building materials, increase costs associated with obtaining building materials, result in building code changes that could increase costs of construction and insurance coverage, affect job growth and consumer confidence, or cause economic changes that we cannot anticipate, all of which could reduce demand for our homes and adversely impact our revenues and earnings.
Downward changes in general economic, real estate construction or other business conditions could adversely affect our business or our financial results.
     The residential homebuilding industry is sensitive to changes in economic conditions and other factors, such as the level of employment, consumer confidence, consumer income, availability of financing and interest rate levels. Adverse changes in any of these conditions generally, or in the markets where we operate, could decrease demand and pricing for new homes in these areas or result in customer cancellations of pending contracts, which could adversely affect the number of home deliveries we make or reduce the prices we can charge for homes, either of which could result in a decrease in our revenues and earnings.
Future increases in interest rates, reductions in mortgage availability or increases in the effective costs of owning a home could prevent potential customers from buying our homes and adversely affect our business or our financial results.
     Most of our customers finance their home purchases through our mortgage bank. Interest rates have been at historical lows for several years. Many homebuyers have also chosen adjustable rate, interest only or mortgages that involve initial lower monthly payments. As a result, new homes have been more affordable. Increases in interest rates or decreases in availability of mortgage financing, however, could reduce the market for new homes. Potential homebuyers may be less willing or able to pay the increased monthly costs or to obtain mortgage financing that exposes them to interest rate changes. Lenders may increase the qualifications needed for mortgages or adjust their terms to address any increased credit risk as a result of current and future changes in lending practices arising from certain mortgage companies sub prime financing practices. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their current homes to potential buyers who need financing. These factors could adversely affect the sales or pricing of our homes and could also reduce the volume or margins in our financial services business. Our financial services business could be impacted to the extent we are unable to match interest rates and amounts on loans we have committed to originate through the various hedging strategies we employ.
Our future growth may require additional capital, which may not be available.
     Our operations require significant amounts of cash. We may be required to seek additional capital, whether from sales of equity or debt or additional bank borrowings, for the future growth and development of our business. We can give no assurance as to the availability of such additional capital or, if available, whether it would be on terms acceptable to us. Moreover, the indentures for most of our outstanding public debt and the covenants of our revolving credit facility contain provisions that may restrict the debt we may incur in the future. If we are not successful in obtaining sufficient capital, it could reduce our sales and may adversely affect our future growth and financial results.

Competition for homebuyers could reduce our deliveries or decrease our profitability.
     The housing industry in the United States is highly competitive. We compete primarily on the basis of price, reputation, design, location and quality of our homes. We compete in each of our markets with numerous national, regional and local homebuilders. This competition with other homebuilders could reduce the number of homes we deliver, or cause us to accept reduced margins in order to maintain sales volume.
     We also compete with resales of existing used or foreclosed homes, housing speculators and available rental housing. Increased competitive conditions in the residential resale or rental market in the regions where we operate could decrease demand for new homes and increase cancellations of sales contracts in backlog.
Our success depends on our ability to acquire land suitable for residential homebuilding at reasonable prices, in accordance with our land investment criteria.
     The homebuilding industry is highly competitive for suitable land. The availability of finished and partially finished developed lots and undeveloped land for purchase that meet our internal criteria depends on a number of factors outside our control, including land availability in general, competition with other homebuilders and land buyers for desirable property, inflation in land prices, and zoning, allowable housing density and other regulatory requirements. Should suitable lots or land become less available, the number of homes we may be able to build and sell could be reduced, and the cost of land could be increased, perhaps substantially, which could adversely impact our results of operations.
     Our long-term ability to build homes depends on our acquiring land suitable for residential building at reasonable prices in locations where we want to build. Over the past few years, we have experienced an increase in competition for suitable land as a result of land constraints in many of our markets. As competition for suitable land increases, and as available land is developed, the cost of acquiring suitable remaining land could rise, and the availability of suitable land at acceptable prices may decline. Any land shortages or any decrease in the supply of suitable land at reasonable prices could limit our ability to develop new communities or result in increased land costs. We may not be able to pass through to our customers any increased land costs, which could adversely impact our revenues, earnings, and margins.
Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs and delay deliveries.
     The homebuilding industry is highly competitive for skilled labor and materials. Increased costs or shortages of skilled labor and/or lumber, framing, concrete, steel and other building materials could cause increases in construction costs and construction delays. We generally are unable to pass on increases in construction costs to those customers who have already entered into sale contracts, as those sales contracts generally fix the price of the home at the time the contract is signed, which may be well in advance of the construction of the home. Therefore, the timing and quality of our construction depends on the availability, skill and cost of the labor force available to our subcontractors. Increases in costs resulting from these shortages or delays in the construction of homes could adversely affect our operating results if we are unable to pass the increased costs on to the customer.
Homebuilding is subject to warranty and liability claims in the ordinary course of business that can be significant.
     As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business. We record warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built. We have, and require the majority of our subcontractors to have, general liability, property, errors and omissions, workers compensations and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles, and other coverage limits. Through our captive insurance subsidiaries, we reserve for costs to cover our self-insured and deductible amounts under these policies and for any costs of claims and lawsuits, based on an analysis of our historical claims, which includes an estimate of claims incurred but not yet reported. Because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements and our reserves will be adequate to address all our warranty and construction defect claims in the future. Contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of general liability insurance for construction defects are currently limited and costly. We have responded to the recent increases in insurance costs and coverage limitations by increasing our self-insured retentions and claim reserves. There can be no assurance that coverage will not be further restricted and become more costly.
Inflation may result in increased costs that we may not be able to recoup if demand declines.
     Inflation can have a long-term impact on us because increasing costs of land, materials and labor may require us to increase the sales prices of homes in order to maintain satisfactory margins. However, the current housing market and housing demand may not allow us to raise home prices sufficiently to keep up with the rate of inflation and our margins could decrease.

ITEM 1B. UNRESOLVED STAFF COMMENTS
     This Item is not applicable.
ITEM 2. PROPERTIES
     Properties
     We lease approximately 29,000 square feet of office space in Reston, Virginia for our corporate offices. The lease expires on January 31, 2016. We lease approximately 3,700 square feet of office space in Bethesda, Maryland and approximately 5,500 square feet of office space in Fairfax, Virginia that are both used by Heritage Mortgage. The Bethesda lease expires on August 31, 2009 and the Fairfax lease expires on September 30, 2007. In addition, our Virginia design studio leases approximately 6,000 square feet located within an approximately 23,300 square foot facility in Chantilly, Virginia, which is subleased from our affiliate, Heritage Contracting, LLC. The sublease expires on May 31, 2011. See “Related Party Transactions — Heritage Contracting, LLC.” First Excel subleases approximately 140 square feet of office space from Excel Title. The sublease expired on February 1, 2006 with a month-to-month extension thereafter.
ITEM 3. LEGAL PROCEEDINGS
     We are involved in various litigation incidental to our continuing business operations. We believe that none of this litigation will have a material adverse impact on our results of operations, financial position or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     This Item is not applicable.

     PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          This Item is not applicable.
ITEM 6. SELECTED FINANCIAL DATA
     Set forth below is selected consolidated and combined financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated and Combined Financial Statements and Notes thereto included elsewhere in this report.

	Year Ended December 31,
	2006		2005		2004	2003		2002
					(Dollars in thousands
Statement of Operations Data:
Homebuilding Revenue (1)	$238,373		$255,707		$158,864	$146,873		$150,690
Cost of sales (2)	189,730		178,583		118,012	112,167		117,814

Gross homebuilding profit	48,643		77,124		40,852	34,706		32,876
Financial and management services revenue	11,910		15,553		9,626	9,213		7,445
Selling, general and administrative expense	(43,066)		(46,953)		(29,703)	(24,857)		(21,768)
Minority interest	(767)		(1,113)		(579)	(709)		(553)
Other, net	1,876		1,622		888	(50)		235

Net income (3)	$18,596		$46,233		$21,084	$18,303		$18,235

Other Financial Data:
Gross homebuilding margins(4)	20.4%		30.2%		25.7%	23.6%		21.8%
Depreciation and amortization	$586		$379		$275	$203		$139
Ratio of earnings to fixed charges (5)	1.5	x	4.0	x	4.8x	9.2	x	9.7x
Operating Data:
Net new home orders	251		317		335	306		325
Homes closed (6)	352		352		302	282		318
Average sales price of homes closed (6)	$622		$712		$525	$521		$473
Backlog at end of period, homes (7)	85		186		221	188		164
Backlog at end of period, contract value (7)	$52,390		$122,933		$148,819	$97,293		$80,311

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance Sheet Data:
Cash	$2,846	$44,331	$2,044	$1,876	$8,742
Inventory	$281,966	$228,873	$178,026	$94,059	$66,803
Total assets	$300,096	$294,220	$195,428	$105,460	$89,611
Total debt	$205,500	$191,974	$127,100	$57,519	$42,738
Members’ capital and stockholders’ deficit	$71,124	$65,348	$46,183	$36,274	$33,918

(1)	Homebuilding Revenue includes land sales of $19.3 million, $5.1 million and $0.2 million in land sales 2006, 2005 and 2004, respectively. There were no land sales in 2003 or 2002.

(2)	Cost of Sales includes land cost of $16.0 million, $3.9 million and $0.2 million million in 2006, 2005 and 2004, respectively and includes a $9.2 impairment charge in 2006.

(3)	Because we are structured as a limited liability company, income tax obligations are paid by our members and are not borne by us. Therefore, our net income is higher than it would be if we were structured as a C corporation. Historically we have made distributions to our stockholders and members in amounts necessary for them to pay income taxes on their share of the net income. After June 30, 2005 our subsidiary, Stanley Martin Companies, Inc., became a C corporation and, therefore, subject to federal and state income taxes. On January 1, 2007 Stanley Martin Companies, Inc. was converted to a Maryland limited liability company and thus is no longer a taxable entity.

(4)	Gross homebuilding margin is calculated by dividing gross homebuilding profit by homebuilding revenue. The 2006 gross homebuilding margin is inclusive of an impairment charge of $9.2 million related to our real estate inventory and contract land deposits. There were no impairments in the prior four (4) years. The gross homebuilding margin before impairment is 24.3%.

(5)	In calculating the ratio of earnings to fixed charges, earnings consisted of (a) pre-tax income from operations before adjustment for minority interests in consolidated subsidiaries or income or loss from equity investees, plus (b) fixed charges, plus (c) amortization of capitalized interest, plus (d) distributed income from equity investees, minus (e) capitalized interest. Fixed charges are comprised of (a) interest incurred, both expensed and capitalized, (b) debt issue cost amortization in the period and (c) the portion of rental expense representative of the interest factor. (See Exhibit 12)

(6)	A home is included in “homes closed” when units are completed and title is transferred to the buyer at settlement.

(7)	Backlog consists of homes under contract but not yet closed at the end of the period. There can be no assurance that homes counted as backlog will close at their contracted price or at all.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with the other sections of this prospectus, including “Business,” “Selected Historical Consolidated and Combined Financial and Other Data,” and our combined financial statements including the notes thereto. The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this prospectus and particularly in the “Risk Factors” section. Our actual results may differ materially from those discussed below.
     Forward looking statements give current expectations or forecasts of future events. Words such as “anticipate”, “expect”, “intend”, “plan”, “believe”, “seek”, “estimate”, and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. From time to time, we also may provide oral or written forward-looking statements in other materials released to the public. Such statements are made in good faith by us to the “Safe Harbor” provisions of the Reform Act. We undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.
     Such forward-looking statements involve known risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, those set forth under Item 1A-Risk Factors.
     The Company
     We are one of the largest private homebuilders in the Washington, D.C. metropolitan area, based on the number of units delivered each year. We are engaged in the development of residential communities and the design, marketing and construction of single-family homes and townhomes. Our homes are marketed and sold under the trade name Stanley Martin.
     On September 22, 2006, Neighborhood Holdings, our parent, contributed its investment in Wildewood Residential, LLC (Residential), previously a wholly owned subsidiary of Neighborhood Holdings, to our subsidiary, Capital . (See Part I, ITEM 1. Business Reorganization for a brief summary of the various companies). Prior to the contribution, Capital had an agreement with Residential to purchase lots over the course of a ten year period suitable for single family homes in St. Mary’s County, Maryland. Upon the contribution of the membership interests in Residential to Capital, the purchase agreement was terminated. Residential will continue to develop single family homes on the property it owns. While Residential is not currently a guarantor of our debt facilities, subsequent to year end Residential was made a guarantor of the line of credit and it is anticipated that the debt facility will be amended to include Residential as a guarantor of the Senior Subordinated Notes.
     In preparation for and prior to the contribution, Residential sold several undeveloped parcels of land intended for multi-family development to an entity owned by Martin K. Alloy and Steven B. Alloy (‘the Control Group’) for $1.5 million and to third parties for $17.7 million. While the transactions occurred prior to the contribution of Residential to the Company, the Company is required by U.S. generally accepted accounting principles to include these transactions within the financial statements. In total, the Company realized a profit of $3.3 million on these land sales in 2006.
     Consistent with SFAS 141, “Business Combinations,” the contributed assets and liabilities have been recorded at their carrying amounts and the financial statements include the results of operations for the period in which the transfer occurred as though the transfer of net assets or exchange of equity interests had occurred at the beginning of the period. Results of operations for 2006 thus comprise those of Residential and the Company combined from the beginning of the period to the date the contribution was completed and those of the combined operations from the date of contribution to December 31, 2006. The effects of inter-company transactions have been eliminated. Similarly, the Company presents the statement of cash flows and other financial information for 2006 as though the assets and liabilities had been transferred at the beginning of the period. Financial statements and financial information presented for prior periods have been restated to furnish comparative information.
     We generate our revenues from homebuilding operations and, to a lesser extent, from our title insurance and mortgage origination businesses. Substantially all of our home construction activities begin after a sales contract has been signed by a homebuyer. We operate in various neighborhoods throughout Virginia, consisting of the City of Alexandria, Arlington, Fairfax, Loudoun, and Prince William Counties and St. Mary’s County, Maryland. Our homebuilding activities in Montgomery County, Maryland ended in 2005. Our homebuilding operations in St. Mary’s County, Maryland commenced selling activities in September 2005, commenced construction starts in November 2005 and began deliveries in April 2006.
     Through our financial services operations, we offer a variety of financial services products, including mortgage origination, title insurance and closing services. Our mortgage revenues consist primarily of origination fee income, credit application fee income and gains on the sale of mortgages. Revenues from our mortgage operations are generally recognized when the mortgage loans and related servicing rights are sold to George Mason Mortgage, LLC (“Mason”), which occurs concurrently with the closing of the associated mortgage loan. Title revenues consist primarily of title insurance premiums and closing services and are recognized as homes are closed.

     Economic Environment
     Beginning in the fourth quarter of 2005 and continuing through 2006 and into 2007 we experienced a slowdown in new contracts signed. We believe this is attributable to a decline in consumer confidence, an overall softening of demand for new homes, and an oversupply of homes available for sale. We attribute the reduction in demand to concerns on the part of prospective home buyers about the direction of home prices, due in part to many builders advertising price reductions and increased sales incentives, and concerns about being able to sell their existing homes. In addition, we believe speculators and investors are no longer helping to fuel demand. We try to avoid selling homes to speculators, and we generally do not build detached homes without having a signed agreement of sale and receiving a substantial down payment from a buyer. Nonetheless, we have been impacted by an overall increase in the supply of homes available for sale in many markets, as speculators attempt to sell the homes they previously purchased or cancel contracts for homes under construction, and as builders, who, as part of their business strategy, were building homes in anticipation of capturing additional sales in a demand-driven market, attempt to reduce their inventories by lowering prices and adding incentives. In addition, based on the high cancellation rates reported by us and other builders, non-speculative buyer cancellations are also adding to the supply of homes in the marketplace. Of the agreements of sales that home buyers executed during 2006, 2005 and 2004, they cancelled approximately 14%, 8% and 7% of them respectively. When we report contracts signed, the number and value of contracts signed are reported net of any cancellations occurring during the reporting period, whether signed in that reporting period or in a prior period. Only outstanding agreements of sale that have been signed by both the home buyer and us as of the end of the period on which we are reporting are included in the backlog.
     Despite this slowdown, we remain cautiously optimistic about the future of our business. Our industry demographics remain strong due to the continuing regulation-induced constraints on lot supplies and the growing number of affluent households. We continue to believe that the excess supply of available homes is a short-term phenomenon and that the market environment of tight supply and growing demand will eventually return.
     We believe geographic and product diversification, access to low-cost capital, and improving demographics have in the past and will in the future promote demand for those builders who can control land and persevere through the increasingly difficult regulatory approval process. We believe that this evolution in our industry favors the companies with the capital and expertise to control home sites and gain market share. We believe that as the approval process continues to become more difficult, and as the political pressure from no-growth proponents continues to increase, our expertise in taking land through the approval process and our already approved land positions will allow us to grow in the years to come.
     Because of the length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and deliver a home after a home buyer signs an agreement of sale, we are subject to many risks. We attempt to reduce certain risks by controlling land for future development through options, whenever possible, thus allowing us to obtain the necessary governmental approvals before acquiring title to the land; generally commencing construction of a detached home only after executing an agreement of sale and receiving a substantial down payment from a buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis. In response to current market conditions, we reevaluated and renegotiated many of our optioned land positions. We have reduced our land position and ended 2006 with 2,656 lots controlled for homebuilding, a decline of 23% from 3,437 lots at the end of 2005. In 2006, we recognized $2.6 million of write-downs attributable to land under option related to future communities. In addition, due to the slowdown of home sales, we took impairment charges of approximately $6.6 in 2006 on several communities in which we were actively selling.
     Total revenues in 2006 were $250.3 million, down 7.7% from $271.3 million in 2005. Homebuilding revenues in 2006 were $219.1 million, down 12.6% from $250.6 million in 2005. Net income was $18.6 million in 2006, down 59.8% from $46.2 million in 2005. New contracts signed in 2006 amounted to $149.0 million, down 31.3% from $216.9 million in 2005. Backlog at December 31, 2006 was $52.4 million, off 57.4% from $122.9 million a year earlier.
Application of Critical Accounting Estimates and Policies
     This discussion and analysis of our financial condition and results of operations is based upon our consolidated and combined financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. These estimates include, but are not limited to, those related to the recognition of income and expenses; impairment of assets; estimates of future improvement and amenity costs; capitalization of costs to inventory; provisions for litigation; insurance and warranty costs; and income taxes. We evaluate our estimates on an ongoing basis. We base our estimates on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     We believe the following critical accounting policies are the more significant judgments and estimates used in the preparation of our consolidated and combined financial statements.

     Revenue Recognition
     Homebuilding. We build single-family and townhome residences which are generally produced on a pre-sold basis for our customers. We recognize revenue on the sale of a home or land at the time title to the home passes to the customer at closing.
     Mortgage Loans and Title Fees. We have, through our investment in Heritage Mortgage, a loan purchase agreement with Mason, whereby Heritage Mortgage agrees to sell and deliver to Mason all mortgage loans that it originates on the date the loans are settled with the mortgage borrower. The price at which the mortgage loans will be sold to Mason is fixed as of the date Heritage Mortgage enters into a rate lock commitment with the borrower and is not subject to fluctuations based on changes in market conditions. If a prospective borrower cancels the loan agreement, the forward sale of the loan to Mason is also cancelled. Heritage Mortgage records mortgage loan fees and gains on the sale of mortgage loans at the date the loans are settled with the mortgage borrower and concurrently sold and delivered to Mason. Heritage Mortgage also has an arrangement whereby it receives additional consideration on the loans sold to Mason calculated as the difference between the interest earned by Mason on the purchased loans prior to sale to another investor and an agreed upon variable interest factor. Mason generally sells these loans within one to four weeks from the purchase from Heritage Mortgage. The additional consideration is included in gain on sale of mortgage loans in the financial statements on an accrual basis.
     Heritage Mortgage accounts for these sales of mortgage loans to Mason pursuant to SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125 because the loan assets have been legally isolated from us; we have no ability to restrict or constrain the ability of Mason to pledge or exchange the assets; and, because we do not have the entitlement or ability to repurchase the mortgage loans or unilaterally cause Mason to put the mortgage loans back to us.
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
     Homebuilding Inventory
     Homebuilding inventory is stated at the lower of cost or estimated fair value less cost to sell. The cost of developed lots and uncompleted homes represents the actual costs that are accumulated on a project basis, with direct costs accumulated on a specific identification basis by home within the project. Financing costs, including interest and real estate taxes, are capitalized as inventory costs. Field construction and supervision salaries and related overhead expenses are included in inventory costs. Selling, general and administrative costs are expensed as incurred. Upon settlement, direct costs are expensed based on actual costs incurred and other capitalized costs are expensed on an estimated standard cost basis. Estimated costs to complete and customer service reserves are provided for as homes are settled.
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
     We evaluate our deposits related to fixed price lot acquisition contracts based on the provisions of Financial Accounting Standards Board Interpretation No. 46, revised, Consolidation of Variable Interest Entities, or FIN 46R, the provisions of which were effective for us on January 1, 2004. FIN 46R requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate that entity. The primary beneficiary of a VIE is the party that absorbs a majority of the VIE’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets, exclusive of variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of variable interests. We have no lot acquisition contracts that require consolidation of the related VIE as of December 31, 2006 and 2005.
     Warranty/Product Liability Accruals
     Warranty and product liability accruals are established to provide for estimated future expenses as a result of construction and product defects, product recalls and litigation incidental to our business. Liability estimates are determined based on management’s judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers and discussions with our general counsel and other outside counsel retained to handle specific liability cases. Actual future warranty and liability costs could differ materially from our current estimated amounts.
     Derivative Financial Instruments
     We account for our derivatives and hedging activities in accordance with SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. As of December 31, 2006, we had two interest rate swap agreements, and one swap agreement which is an interest rate collar, which are considered derivative instruments. We entered into these derivative instruments to economically hedge our exposure to changes in interest rates. We do not enter into derivative instruments for speculative purposes. We have not designated the interest rate swaps as cash flow hedges for financial reporting purposes. Amounts paid or received under these agreements and changes in the fair values of the instruments are recognized as gain (loss) on derivative contracts, net in the consolidated and combined statements of operations. The fair value of the swaps are reflected in the consolidated and combined balance sheets as a component of other assets or other liabilities.

Results of Operations
Selected Homebuilding Operating Data
     The following table sets forth certain information regarding closings, new orders and backlog for the years ended December 31, 2006, 2005, and 2004:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Homes Closed:
Single-family	300	294	104
Townhome	52	58	198

	352	352	302

Average Sales Price of Homes Closed:
Single-family	$665	$729	$584
Townhome	$378	$626	$494
Average sales price of homes closed	$622	$712	$525

Revenue from Homes Closed:
Single-family	$199,434	$214,266	$60,767
Townhome	19,656	36,296	97,862

	$219,090	$250,562	$158,629

Revenue from Land Sales:	$19,283	$5,145	$235

New Orders (homes):
Single-family	189	298	210
Townhome	62	19	125

	251	317	335

Average Sales Price of New Orders:
Single-family	$628	$708	$653
Townhome	$490	$302	$527
Average sales price of all new orders	$594	$684	$606

Backlog at End of Period (homes):
Single-family	57	168	164
Townhome	28	18	57

	85	186	221

Backlog Contract Value at End of Period:
Single-family	$36,263	$117,857	$115,836
Townhome	16,127	5,076	32,983

	$52,390	$122,933	$148,819

Average Sales Price Backlog Value at End of Period
Single-family	$636	$702	$706
Townhome	$576	$282	$579
Average sales price backlog value for all homes in backlog	$616	$661	$673

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Revenue. Total revenues were $250.3 million in 2006, a decrease of $21.0 million or 7.7% from the prior year of $271.3 million. Homebuilding revenues were $219.1 million in 2006, a decrease of $31.5 million or 12.6% from $250.6 million in 2005. Although the number of homes delivered remained the same year to year, the decrease in homebuilding revenue was the result of a 12.6% decrease in the average sales price. The average sales price declined to $622,000 in 2006 from $712,000 the prior year. The decrease in the average sales price was due to a housing supply exceeding demand, changes in product mix, location and general market price declines.
     During 2006, we delivered 52 townhomes with an average sales price of $378,000 compared to 58 townhomes in 2005 with an average sales price of $626,000. Townhomes represented 14.8% of homes delivered in 2006 while the aggregate sales price was 9.0% of 2006 homebuilding revenue. We delivered 300 single family homes in 2006 with an average sales price of $665,000 compared to 294 single family homes in 2005 with an average sales price of $729,000. Single family homes represented 85.2% of homes delivered in 2006 and the aggregate sales price was 91.0% of 2006 homebuilding revenue. The number of townhomes delivered declined 10.3% year over year while the number of single family homes delivered rose 2.0% from 2005 to 2006. The average sales price of townhomes delivered declined $248,000 or 39.6% from 2005 to 2006 while the average sales price of single family homes delivered declined $64,000 or 8.8% year over year.
     Land sales were $19.3 million in 2006, up from $5.1 million a year earlier. The land sales are a direct result of the Neighborhood Holdings contribution of its ownership in Residential to Capital. The Company does not anticipate significant land sales in the future. All land sales between Residential and Capital have been eliminated for all periods presented.
     We include the revenues of our mortgage services and title insurance services subsidiaries in financial and management service revenues. Financial and management services revenues were $11.9 million in 2006, down $3.7 million or 23.7% from $15.6 million in 2005. Financial and management services revenues contributed 4.8% of 2006 total revenues, down from 5.8% a year earlier. The decrease in revenues year to year was primarily driven by a 31.9% decrease in the number of loans originated from 2005 to 2006 and a 1.0% decrease in the average loan size on which origination fees are based.
     During 2006, Heritage Mortgage was responsible for handling the financing needs of approximately 79.5% of our homebuying customers, which accounted for approximately 24.7% of Heritage Mortgage’s total business. During 2006, FET was responsible for underwriting the title insurance for approximately 88.8% of our Virginia homebuying customers.
     New Orders and Backlog. New orders declined 20.8% to 251 in 2006 from 317 a year earlier. The aggregate value of new orders declined $67.9 million or 31.3% to $149.0 million from $216.9 million in 2005. The average sales price in 2006 was $594,000 comprised of 62 townhomes with an average sales price of $490,000 and 189 single family homes with an average sales price of $628,000. The average sales price in 2005 was $684,000 comprised of 19 townhomes with an average sales price of $302,000 and 298 single family homes with an average sales price of $708,000. The total average sales price for new orders declined nearly $90,000 or 13.2% from 2005 to 2006. Single family average sales prices declined 11.3% year over year while townhome average sales prices increased 62.3%. The increase in the average selling price of townhomes year to year is directly attributable to community location. At December 31, 2006, our backlog was 85 homes with an aggregate value of $52.4 million, down from a backlog of 186 homes with an aggregate value of $122.9 million a year earlier. The average sales price per home in backlog was $616,000 and $661,000 at year end 2006 and 2005, respectively, down $45,000 or 6.8%. The number of homes in backlog declined in 2006 due to a slowdown in the pace of new orders as supply exceeded demand.
     We believe the slowdown is attributable to a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale. We attribute the reduction in demand to concerns on the part of prospective home buyers about the direction of home prices, due in part to many homebuilders advertising price reductions and increased sales incentives, and concerns by the prospective home buyer about being able to sell their existing homes. In addition, we believe speculators and investors are no longer helping to fuel demand. We try to avoid selling homes to speculators. We have been impacted by an overall increase in the supply of homes available for sale in our markets. In addition, based on the higher cancellation rates reported by us and by other builders, non-speculative buyer cancellations are also adding to the supply of homes in the marketplace.
     Gross Homebuilding Margin. The gross homebuilding margin excluding land sales was 20.7% in 2006, down from 30.3% in 2005. The decrease in the gross homebuilding margin was primarily due to sales price decreases generated by the current market and $9.2 million of impairment charges in 2006 which were partially offset by cost reductions received from material and labor vendors and the impact of decreased cycle times. As a result of current market conditions, the Company incurred $9.2 million of impairment charges in 2006. The charges included $6.6 million on active neighborhoods in Prince William County, the write-off of $1.1 million pre-acquisition costs incurred as part of discontinued projects and $1.5 million reduction of non-refundable deposits on projects expected to be abandoned by the Company. There were no impairments in 2005. The gross homebuilding margin in 2006 before the $9.2 million impairment was 24.9%. Including land sales, the gross homebuilding margin was 20.4% in 2006, down from 30.2% in 2005.

     Selling and Marketing. Selling and marketing expenses were $15.0 million in 2006, a decline of $0.6 million or 3.8% from $15.6 million in 2005. Selling and marketing expenses as a percent of homebuilding revenues increased from 6.2% in 2005 to 6.8% in 2006.
     General and Administrative. Total general and administrative expenses decreased $3.3 million or 10.5% in 2006 to $28.0 million from $31.3 million a year ago. General and administrative expenses as a percentage of total revenues decreased to 11.2% in 2006 from 11.5% in the prior year. General and administrative expenses related to homebuilding operations was $18.8 million in 2006, down 3.1% from $19.4 million a year earlier. Homebuilding general and administrative expenses in 2006 was 8.6% of homebuilding revenue, up from 7.7% the prior year. The reduction in homebuilding general and administrative expenses year over year was primarily due to a reduction in headcount translating into lower employee compensation expense. Financial services general and administrative expenses was $9.1 million in 2006 down 23.5% from $11.9 million a year earlier. The decrease was due to lower commissions as a result of decreased business levels.
     Gain (loss) on derivative contracts. Our homebuilding segment utilizes interest rate swap agreements to economically hedge our risk related to interest rate fluctuations related to our variable rate line of credit. During 2006, our homebuilding segment had three interest rate swap agreements outstanding with an aggregate notional amount of $50 million under which we make fixed interest rate payments and receive variable interest payments. Our homebuilding segment recognized a gain on derivative contracts, net of approximately $391,000 for 2006. During 2005, we had three interest rate swap agreements outstanding with an aggregate notional amount of $50 million. For 2005, our homebuilding segment recognized a gain on derivative contracts of approximately $124,000.
     Our financial services segment utilized an interest rate collar during 2005 to economically hedge our risk related to fluctuations in the variable interest factor used in the calculations to determine the additional consideration earned by Heritage Mortgage on loans sold to Mason. In October, 2005, we terminated the interest rate agreement. For 2005, our financial services segment recognized a gain on derivative contracts, net of approximately $105,000.
     Other Income, net. Our homebuilding segment recognized other income, net in 2006 of $1.5 million. Other income, net for 2006 primarily represents forfeited purchaser deposits and interest earned on cash balances offset by fees from unused line of credit and letters of credits. Other income, net for 2005 of $1.4 million primarily represents interest earned on our significantly increased cash balances from our debt refinancing in August 2005, forfeited purchaser deposits and rental income, offset by fees on our unused line of credit and letters of credit.
     Minority interest. Minority interest expense represents our minority owners 25% interest in Heritage Mortgage and our minority owners 49% interest in FET. Minority interest was $0.8 million for 2006 and $1.1 million for 2005.
     Net Income. Net income declined $27.6 million or 59.7% to $18.6 million in 2006 from $46.2 million in 2005. Our homebuilding segment experienced a 61.6% decrease in net income from $43.7 million in 2005 to $16.8 million in 2006. This decrease was primarily the result of the decreased homebuilding sales revenue and a $9.2 million impairment charge in 2006. Financial services net income declined $0.7 million or 28.0% to $1.8 million in 2006 compared to $2.5 million for 2005. The decrease reflects the general business decline in both our mortgage and title businesses.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Revenue. Total revenues were $271.3 million in 2005, an increase of $102.8 million or 61.0% over the prior year of $168.5 million. Homebuilding revenue was $250.6 million in 2005, an increase of $92.0 million or 58.0% over $158.6 million in 2004. The increase in homebuilding revenue was the result of a 16.6% increase in the number of homes delivered and a 35.6% increase in the average sales price of homes closed. The number of homes closed in 2005 rose to 352 from 302 the prior year while the average sales price climbed to $712,000 from $525,000 the prior year. The increase in both the number of homes closed and the average sales price was due to the strength of the metro-DC supply constrained market and a shift in product mix year over year.
     During 2005 we delivered 58 townhomes with an average sales price of $626,000 compared to 198 townhomes in 2004 with an average sales price of $494,000. Townhomes represented 16.5% of homes delivered in 2005 while the aggregate sales price was 14.5% of 2005 homebuilding revenue. We delivered 294 single family homes in 2005 with an average sales price of $729,000 compared to 104 single family homes in 2004 with an average sales price of $584,000. Single family homes represented 83.5% of homes delivered in 2005 and the aggregate sales price was 85.5% of 2005 homebuilding revenue. The number of townhomes delivered declined 70.7% year over year while the number of single family homes delivered rose 182.7% from 2004 to 2005. The average sales price of townhomes delivered rose $132,000 or 26.7% from 2004 to 2005 while the average sales price of single family homes delivered rose $145,000 or 24.8% year over year.
     Land sales were $5.1 million in 2005, up from $235,000 in earlier. The land sales are a direct result of the Neighborhood Holdings contribution of its ownership in Residential to Capital.
     During the year ended December 31, 2005, Heritage Mortgage was responsible for handling the financing needs of approximately 56.5% of our homebuying customers, which accounted for approximately 11.4% of Heritage Mortgage’s total business. During the year ended December 31, 2005, First Excel was responsible for underwriting the title insurance for approximately 85.6% of our Virginia homebuying customers.
     We include the revenues of our mortgage services and title insurance services subsidiaries in financial and management service revenues. Financial and management services revenues were $15.6 million in 2005, up $6.0 million or 62.5% from $9.6 million in 2004. Financial and management services revenues contributed 5.8% of 2005 total revenues, up from 5.7% a year earlier. The increase in revenues year to year was primarily driven by a 35.6% increase in the number of loans originated from 2004 to 2005 and a 25.5% increase in the average loan size on which origination fees are based.
     New Orders and Backlog. New orders declined 5.4% to 317 in 2005 from 335 a year earlier despite the contribution of our new neighborhoods. We believe the decline in new orders was the result of changing market conditions as investor activity decreased in late 2005. Investor activity is comprised of individuals purchasing and reselling our homes within a short timeframe to recognize gains on such transactions. The aggregate contract value of new orders rose $13.9 million or 6.8% to $216.9 million from $203.0 million in 2004. The average sales price in 2005 was $684,000 comprised of 19 townhomes with an average sales price of $302,000 and 298 single family homes with an average sales price of $708,000. The average sales price in 2004 was $606,000 comprised of 125 townhomes with an average sales price of $527,000 and 210 single family homes with an average sales price of $653,000. The total average sales price rose $78,000 or 12.9% from 2004 to 2005. Single family average sales prices rose 8.4% year over year while townhome average sales prices declined 42.7%.
     The decline in average townhome sales prices from 2004 to 2005, and to some extent, the relatively small increase in single family home average sales prices year to year, is a direct result of the introduction of sales from our new neighborhoods. We opened sales in our Wildewood neighborhood in St. Mary’s County, Maryland in September 2005 with four single family home types and two townhome types. Wildewood new orders in 2005 were $17.7 million, comprised of 18 townhomes with an average sales price of $282,000 and 31 single family homes with an average sales price of $408,000. The price points at Wildewood are below those in our Virginia neighborhoods. The 2005 Wildewood average sales price for 49 new orders was $362,000. In 2005 the other neighborhoods average sales price for 268 new orders was $743,000, or more than double the Wildewood average. The other neighborhoods received one new townhome order in 2005 for $655,000 and 267 single family new orders in 2005 with an average sales price of $744,000. Thus, if you remove the impact of 2005 Wildewood new orders, the 2005 average sales price for single family homes was $91,000 greater (or 13.9% greater) than the 2004 average single family sales price.
     At December 31, 2005, our backlog was 186 homes with an aggregate contract value of $122.9 million, down from a backlog of 221 homes with an aggregate contract value of $148.8 million a year earlier. The average sales price per home in backlog was $661,000 at year end 2005, down $12,000 or 1.8% from a year earlier. The number of homes in backlog declined in 2005 due to: (i) delayed community openings as a result of both lengthy government approvals and slower than anticipated receipt of finished lots from third party developers; (ii) improved operational efficiencies which reduced the construction period from sale to settlement; and (iii) a slowdown in the pace of new orders as supply exceeded demand.
     Gross Homebuilding Margin. The gross homebuilding margin was 30.2% in 2005, up from 25.7% in 2004. The increase in the gross homebuilding margin was primarily due to sales price increases generated by the supply constrained market and, to a far lesser extent, cost reductions from greater economies of scale and decreased cycle times. The gross homebuilding margin for the sale of land was 24.8% in 2005.
     Selling and Marketing expense. Sales and marketing expenses increased $6.9 million or 79.3% to $15.6 million in 2005 from $8.7 million a year earlier. Sales and marketing expenses as a percent of total revenues increased to 5.8% in 2005 from 5.2% a year earlier. The increase is due to incremental settlement expenses associated with the aggregate sales price of homes delivered in 2005. Sales and marketing expenses as a percent of homebuilding revenues increased to 6.2% in 2005 from 5.5% in 2004. The increase of sales and marketing expenses as a percent of homebuilding revenue is the result of increased advertising.
     General and Administrative. General and administrative expenses increased $10.3 million or 49.0% to $31.3 million in 2005 from $21.0 million in 2004. General and administrative expenses as a percentage of total revenues decreased to 11.5% in 2005 from 12.5% a year earlier. General and administrative expenses related to homebuilding operations was $19.4 million in 2005, up 41.6% from $13.7 million a year earlier. Homebuilding general and administrative expenses in 2005 was 7.7% of homebuilding revenue, down from 8.6% the prior year. Homebuilding general and administrative expenses increased year over year due to increased headcount translating to higher employee compensation expense. Financial services general and administrative expenses was $11.9 million in 2005 up 63.0% from $7.3 million a year earlier. The increase was due to additional compensation paid as a result of both increased headcount and higher commissions as a result of increased business levels.
     Gain (loss) on derivative contracts. Our homebuilding segment utilizes interest rate swap agreements to economically hedge our risk related to interest rate fluctuations related to our variable rate line of credit. During 2005, our homebuilding segment had three interest rate swaps outstanding with an aggregate notional amount of $50.0 million under which we make fixed interest rate payments and receive variable interest payments. The homebuilding gain on derivative contracts, net was approximately $124,000 for 2005. During 2004, we had two interest rate swaps outstanding with an aggregate notional amount of $25 million. For 2004 the homebuilding segment recognized a loss on derivative contracts of approximately ($57,000).
     Our mortgage company utilized an interest rate collar during 2005 and 2004 to economically hedge our risk related to fluctuations in the variable interest factor used in the calculations to determine the additional consideration earned by Heritage Mortgage on loans sold to Mason. In October, 2005, we terminated the interest rate collar. The financial services gain (loss) on derivative contracts, net for the mortgage company was approximately $105,000 for 2005 and approximately ($61,000) for 2004.
     Other Income, net. Other income, net in 2005 was $1.4 million compared to approximately $1.0 million for 2004. Other income, net for 2005 primarily represents interest earned on our significantly increased cash balances from our debt refinancing in August 2005 and forfeited purchaser deposits. Other income, net for 2004 includes approximately $825,000 in recoveries from our subcontractor’s insurance carriers on amounts we paid to cover building defect claims of our homebuyers.

     Minority interest. Minority interest represents our minority owners 25% interest in Heritage Mortgage and our minority owners 49% interest in our title company. Minority interest was $1.1 million in 2005 and approximately $579,000 in 2004. The increase year to year is due to general business growth in both our mortgage and title companies.
     Net Income. Net income increased $25.1 million or 119.0% from $21.1 million in 2004 to $46.2 million in 2005. Our homebuilding segment experienced a 123.0% increase in net income from $19.6 million in 2004 to $43.7 million in 2005. Our financial services net income was up 66.7% from $1.5 million for 2004 to $2.5 million in 2005. The increase reflects general business growth in both our mortgage and title businesses.
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
Liquidity and Capital Resources
     Liquidity
     We assess our liquidity in terms of our ability to generate cash to fund our operating activities. For the year ended December 31, 2006, our cash flow activities were as follows:
     Cash Flows from Operating Activities. Net cash used in operating activities was $38.5 million in 2006, down significantly from net cash provided by operating activities of $39.0 million a year earlier. The decrease in net cash provided by operating activities was the result of significantly lower levels of homebuilding revenue and net income in 2006 compared to 2005 and a substantial difference in cash used for land purchases and construction activities. The increase in real estate inventory was $21.3 million in 2005 compared to $63.0 million in 2006.
     Cash Flows used in Investing Activities. Net cash used in investing activities represents the purchase of property and equipment of approximately $1.3 million in 2005 and approximately $859,000 in 2006. In addition, the Company received a leasehold inducement of approximately $722,000 in 2006.
     Cash Flows from Financing Activities. Cash used in financing activities was $2.8 million in 2006, down substantially from cash provided by financing activities of $4.6 million a year earlier. In 2006 we borrowed $64.3 million and repaid loans in the amount of $53.5 million. In 2005, we issued $150.0 million Senior Subordinated Notes, repaid $112.0 million secured loans and incurred $5.5 million finance costs. Distributions and dividends decreased $14.3 million from $27.9 million in 2005 to $13.6 million in 2006. Distributions to members decreased $14.1 million from $26.9 million in 2005 to $12.8 million in 2006. Distributions to minority partners decreased from approximately $847,000 in 2005 to approximately $770,000 in 2006.
     Capital Resources
     Our financing needs depend on sales volume, asset turnover, land acquisition and development inventory balances. We have incurred substantial indebtedness and may incur substantial indebtedness in the future to fund the growth of our homebuilding activities. During 2006, we purchased approximately $83.5 million of land using available cash generated from operations, borrowing under our $150.0 million senior secured facility and excess cash raised through our senior subordinated note offering. While we continue to purchase some finished lots from third party developers, our primary focus is on the purchase of land for development. We will continue to evaluate all of our alternatives to satisfy our increasing demand for lots in the most cost effective manner.
     As of December 31, 2006, our Virginia neighborhoods control 1,795 lots of which 1,687 (94.0%) are owned and 108 (6.0%) are optioned. Our Maryland neighborhood controls 861 lots, all of which are owned. Together, of the 2,656 lots controlled, 96% (2,548) are owned and 108 (4%) are optioned.
     We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds, our senior subordinated notes and our senior secured credit facility. The senior secured credit facility is a three-year facility that matures on December 1, 2009 and can be extended one year every December 1 subject to the lender’s approval. As of December 31, 2006, we had $52.8 outstanding on our senior secured credit facility and had issued letters of credit totaling $2.9 million. Our borrowing capacity under the senior secured credit facility is dependent on borrowing base calculations stipulated by the facility agreement. At December 31, 2006, these calculations allowed for available borrowings of $90.3 million on the line of credit of which the Company has borrowed $52.8 million. As more properties owned by the Company are added to the borrowing base the available borrowings will increase. Borrowings under the senior secured credit facility are secured by land and construction work-in-progress and carry a floating interest rate of one month LIBOR plus a margin that ranges from 175 to 225 basis points. The margin was 175 basis points as of December 31, 2006.
     A $10.0 million warehouse line of credit provides financing for mortgage loans originated by Heritage Mortgage. The warehouse line of credit currently bears interest at the Federal Funds Rate plus 1.00%. Mason is the principal borrower under the $10 million warehouse facility with Cardinal Bank, and Heritage Mortgage is jointly and severally liable with Mason for the obligations under the warehouse facility as an accommodation party (which in this case is equivalent to a guarantor). Accordingly, Heritage Mortgage bears no interest cost nor has any outstanding borrowings on the warehouse facility because ownership of the originated loans is transferred to Mason concurrent with our closing of the loan with the borrower.
     Neighborhood Holdings, LLC, our parent, has substantial obligations to make payments on its outstanding Class A membership interests. Neighborhood Holdings is obligated to pay approximately $350,000 a month to the holders of Class A membership interests. As of March 16, 2007, Class A membership interests will be redeemed in installments each June 30, 2007 to 2010 as follows , $.5 million, $11.9 million, $12.8 million and $10.1 million, respectively. Neighborhood Holdings has a right to request the holders of Class A membership interests to roll forward for a three year period the obligations due on each of those dates. In the four years during which Neighborhood Holdings has been obligated to make similar annual payments, 100% of the holders of Class A membership interests have agreed to defer receipt of payment. There is no assurance that these holders will continue to accede to any future requests to defer payment. In addition, from time to time, Neighborhood Holdings makes distribution payments on its Class B membership interests, a portion of which may be used to fund the tax obligations of the beneficial holders thereof, Martin K. Alloy and Steven B. Alloy, which are attributable to our income by virtue of our being a “pass-through” entity for income tax purposes. Neighborhood Holdings relies on distributions from its subsidiaries, including us, to fund these payments. For 2006 and 2005, these distributions to Neighborhood Holdings equaled $12.8 million and $26.9 million, respectively.
     The Trust Indenture related to the senior subordinated notes issued August 2005 permits the payment of distributions including but not limited to the following: a) a permitted tax dividend to permit the direct and indirect beneficial owners of the equity interests to pay taxes on the net income generated by Stanley-Martin Communities, LLC, a pass-thru entity; b) up to $4.0 million each calendar year to allow Neighborhood Holdings to make required monthly payments to the Neighborhood Holdings Series A Investors; c) up to $500,000 each calendar year to allow Neighborhood Holdings to pay corporate overhead expenses incurred in the ordinary course of business; and d) an aggregate $5.0 million of additional ‘Restricted Payments’ (as defined therein) from August 10, 2005. In addition, the Trust Indenture provides that up to fifty percent (50%) of consolidated net income for the period may be distributed only to the extent certain ratios are maintained (the ‘Ratio Exception’ as defined in the Trust Indenture)
     Set forth hereinafter is a summary of the distributions made by the Company to Neighborhood Holdings in 2006 and 2005.

	2006	2005
	($ in thousands)
Net Income	$18,596	$46,233

Permitted Tax Distributions (1)	$7,334	$18,234
Class A Interests (2)	4,000	3,320
Neighborhood Holdings Overhead (2)	379	69
50% Net Income (3)	1,107	5,227
$5.0 million basket	—	—

Total Distribution	$12,820	$26,850

(1)	Blended tax rate

(2)	Limited to amount actually paid

(3)	Limited by Ratio Exception
     We believe that our available financing is adequate to support distributions and our operations and planned land acquisitions through 2009.
Contractual Obligations
     Included in the table below is a summary of future amounts payable as of December 31, 2006 under contractual obligations:

	Total	<1 Year	1-3 Years	3-5 Years	5+ Years
	(dollars in thousands)
Senior Subordinated Notes (1)	$150,000	$—	$—	$—	$150,000
Senior secured credit facility (2)	52,750	—	52,750	—	—
Deferred Purchase money deed of trust (3)	2,750	2,750	—	—	—
Operating leases (4)	8,626	1,006	1,939	1,816	3,865

Total	$214,126	$3,756	$54,689	$1,816	$153,865

(1)	On August 10, 2005 we issued ten year $150.0 million senior subordinated notes which will mature August 10, 2015. We cannot redeem the notes before August 15, 2010 subject to certain exceptions. The notes bear interest at 9.75% which is paid twice a year each February 15 and August 15. The above amounts do not include interest.

(2)	Borrowings under the senior secured credit facility carry a floating interest rate equal to one month LIBOR plus a margin based on our senior debt ratio. The margin ranges from 175 to 225 basis points and was 175 basis points at December 31, 2006. We have fixed the rate on $50.0 million of floating debt by virtue of three separate swap agreements. See “Quantitative and Qualitative disclosures about Market Risk.” The above amounts do not include interest.

(3)	Deferred purchase money deed of trust, bearing interest at 8.00% was paid in full January 31, 2007 with proceeds from our senior secured credit facility. The above amounts do not include interest.

(4)	Represents rent payments on noncancellable leases for office space in Virginia and Maryland with various lease expiration dates through 2016.

     In addition to the contractual obligations listed above, as of December 31, 2006, we are party to two lot purchase agreements with a related party. On January 10, 2002, Woodlands Neighborhoods, LLC, our indirect subsidiary, entered into two Lot Purchase Agreements, each amended as of February 15, 2005, with Renaissance at Woodlands, LLC (“Woodlands”). Woodlands is a joint venture in which Neighborhood Holdings is an indirect 50% owner and an affiliate of WCI Communities, Inc. (“WCI”) is the other 50% owner. Our remaining obligation under this Lot Purchase Agreement was approximately $14.9 million at December 31, 2006, which takes into account the price escalations embedded within the contract. See ‘Certain Relationships and Related Transactions’.
     We have deposits of $455,000 at December 31, 2006, pertaining to these land purchase agreements. These deposits may be forfeitable, under certain conditions. We are not the primary beneficiary in any of the variable interest entities that hold some of these land purchase agreements. In January 2007, the Company entered into a land purchase agreement to purchase 50 lots in Charles County, Maryland. The agreement calls for payments through March 2009. The total amount due under the agreement is approximately $6,400,000.
Off-Balance Sheet Arrangements
     Our primary use of off-balance sheet arrangements is for the purpose of securing desirable lots on which to build homes for our homebuyers in a manner that we believe reduces our overall risk. Our off-balance sheet arrangements relating to our homebuilding operations include land option contracts and the issuance of letters of credit and completion bonds.
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
     Letters of Credit and Completion Bonds. We provide standby letters of credit, cash escrows and completion bonds for development work in progress, deposits on land and lot purchase contracts and miscellaneous deposits. As of December 31, 2006, we had outstanding approximately $2.9 million of standby letters of credit, $2.0 million of cash escrows and $27.4 million of completion bonds.
Interest Rates and Inflation
     Our business is significantly affected by the impact of interest rates. Higher interest rates may decrease our potential market by making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them. Higher interest rates may adversely affect our revenues, gross homebuilding margins and net income. Higher interest rates also increase our borrowing base costs because, as indicated above, a portion of our bank loans fluctuate with LIBOR lending rates, both upwards and downwards. The impact of increased rates can be offset, in part, by offering variable rate loans with lower interest rates.
     In recent years, we have generally been able to raise prices by amounts at least equal to our cost increases and, accordingly, have not experienced any detrimental effect from inflation. When we develop lots for our own use, inflation may increase our profits because land costs are fixed well in advance of sales efforts. We are generally able to maintain costs with subcontractors from the date construction is started on a home through the delivery date. However, in certain situations, unanticipated costs may occur between the time of start and the delivery date, resulting in lower gross profit margins.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Quantitative and Qualitative Disclosures About Market Risk
     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. Our principal market risk exposure continues to be interest rate risk. Our secured credit facility is variable based on LIBOR and is affected by changes in market interest rates. We believe that reasonably possible near-term interest rate changes will not result in a material negative effect on our future earnings, fair values or cash flows. Prior to the fourth quarter 2005, we had been able to recover increased borrowing costs through increased selling prices and economically hedge our exposure to interest rate fluctuations. We are unable to increase selling prices in the current economic environment to cover the effects of any increase in near-term rates.
     The fair value of our ten year $150.0 million senior subordinated notes issued August 10, 2005 is $120 million as of December 31, 2006.
     We have interest rate swaps that economically hedge a portion of our exposure to interest rate fluctuations.

     As of December 31, 2005 we had two $12.5 million swap agreements which have terms of three and five years, maturing on December 1, 2007 and 2009, respectively. Under the $12.5 million swap agreements, we receive variable payments of one month LIBOR and make fixed-rate payments of 3.71% and 4.12%, respectively. In September 2006 we terminated the swap agreement with fixed rate payments of 3.71% and received a cash payment of $198,127. On December 1, 2005, we entered into a fixed rate swap agreement in the amount of $25.0 million under which we make fixed-rate payments of 5.01%. The agreement matures on December 1, 2010. On October 2, 2006, the Company entered into a swap agreement with a nominal amount of $12,500,000. The swap is a collar with a cap of 5.5% and a floor of 4.65% and matures October 2011. The fair value of these derivative instruments was $220,000 at December 31, 2006.
     Changes in the prices of commodities that are a significant component of home construction costs, particularly lumber, may result in unexpected short term increases in construction costs. Since the sales price of our homes is fixed at the time the buyer enters into a contract to acquire a home and because we generally contract to sell our homes before construction begins, any increase in costs in excess of those anticipated may result in gross margins lower than anticipated for the homes in our backlog. We attempt to mitigate the market risks of price fluctuation of commodities by entering into fixed-price contracts with our subcontractors and material suppliers for a specified period of time, generally commensurate with the building cycle.
     Our subsidiary, Heritage Mortgage, operating as a mortgage banker, is also subject to interest rate risk. Interest rate risk begins when we commit to lend money to a customer at agreed-upon terms (i.e., commit to lend at a certain interest rate for a certain period of time). The interest rate risk continues through the loan closing and until the loan is sold to an investor. During 2006 and 2005, this period of interest rate exposure averaged approximately 60 days. In periods of rising interest rates, the length of exposure will generally increase due to customers locking in an interest rate through a rate lock commitment as opposed to letting the interest rate float. Heritage Mortgage offsets the market risk of the lock commitment by maintaining a forward sale with Mason. The net fair value of the rate lock commitment to the borrower and the forward sale to Mason is zero because any changes in underlying interest rates have an equal and offsetting impact and all originated loans are immediately sold to Mason concurrent with the closing of the loan with the borrower.
     We minimize interest rate risk by financing the loans via a variable rate borrowing agreement tied to LIBOR and hedging our loan commitments and closed loans through derivative financial instruments. These financial instruments include cash forward placement contracts on mortgage-backed securities, whole loan investor commitments, options on treasury future contracts and options on cash forward placement contracts on mortgage-backed securities. We do not use any derivative financial instruments for trading purposes.
     Hypothetical changes in the fair values of our financial instruments arising from immediate parallel shifts in long-term mortgage rates of plus 50, 100 and 150 basis points would not be material to our financial results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Member
Stanley-Martin Communities, LLC:
We have audited the accompanying consolidated and combined balance sheets of Stanley-Martin Communities, LLC and subsidiaries (and predecessor Stanley-Martin Communities), (the Company) as of December 31, 2006 and 2005, and the related consolidated and combined statements of operations, members’ capital and stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for opinion.
In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Stanley-Martin Communities, LLC and subsidiaries (and predecessor Stanley-Martin Communities) as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the financial statements, the Company’s parent contributed its interest in Wildewood Residential, LLC to the Company during 2006. The financial statements of Wildewood Residential, LLC have been consolidated and combined with the financial statements of the Company for all periods presented.
/s/ KPMG LLP
McLean, Virginia
March 26, 2007

STANLEY-MARTIN COMMUNITIES, LLC
Consolidated and Combined Balance Sheets

	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$2,845,724	$44,331,867
Real estate inventory	281,965,819	228,872,874
Deposits and escrows, net	4,504,954	10,767,085
Property and equipment, net	2,135,396	1,862,760
Due from related parties	154,851	294,394
Accounts receivable	1,725,563	2,085,789
Deferred financing costs, net	4,724,913	5,275,389
Other assets, net	2,038,357	730,033

	$300,095,577	$294,220,191

LIABILITIES AND MEMBER’S CAPITAL
Liabilities:
Debt	$205,500,000	$191,973,798
Accounts payable and accrued expenses	6,508,057	12,653,428
Due to related parties	9,020	3,204,251
Accrued interest payable	5,880,755	7,263,439
Purchaser deposits	2,802,833	7,280,346
Cost to complete and customer service reserves	5,592,766	5,163,659
Other liabilities	2,226,596	878,458

Total liabilities	228,520,027	228,417,379
Minority interest	451,105	454,439
Member’s capital	71,124,445	65,348,373

	$300,095,577	$294,220,191

See accompanying notes to consolidated and combined financial statements.

STANLEY-MARTIN COMMUNITIES, LLC
Consolidated and Combined Statements of Operations

	Years Ended December 31,
	2006	2005	2004
Revenues:
Homebuilding sales – homes	$219,089,702	$250,561,585	$158,628,674
Land Sales	19,283,490	5,145,000	235,000
Financial services	11,800,327	15,451,724	9,437,475
Management services	109,992	101,728	188,250

Total revenues	250,283,511	271,260,037	168,489,399
Operating expenses:
Cost of sales – homes	164,538,117	174,714,166	117,831,927
Cost of land sales	15,969,350	3,868,746	180,552
Impairment of real estate inventory and contract land deposits	9,222,797	—	—
Selling and marketing expense	15,036,547	15,616,940	8,708,303
General and administrative expenses	28,029,613	31,335,993	20,994,326

Operating income	17,487,087	45,724,192	20,774,291
Gain (loss) on derivative contracts, net	391,046	228,844	(118,111)
Other income, net	1,485,011	1,393,685	1,006,517

Net income before minority interest	19,363,144	47,346,721	21,662,697
Minority interest	(767,072)	(1,113,253)	(578,777)

Net income	$18,596,072	$46,233,468	$21,083,920

See accompanying notes to consolidated and combined financial statements.

STANLEY-MARTIN COMMUNITIES, LLC
Consolidated and Combined Statements of Members’ Capital and Stockholders’ Deficit

		Additional		Total
	Common	Paid-In		Stockholders’	Members’
	Stock	Capital	Deficit	Deficit	Capital	Total
Balance at January 1, 2004	$237,500	$4,342,940	$(35,592,674)	$(31,012,234)	$67,286,729	$36,274,495
Contribution from members-Wildewood	—	—	—	—	480,000	480,000
Dividends to stockholders	—	—	(1,600,000)	(1,600,000)	—	(1,600,000)
Contributions from members	—	—	—	—	1,710,000	1,710,000
Distributions to members	—	—	—	—	(11,765,000)	(11,765,000)
Net income (loss)	—	—	(8,598,910)	(8,598,910)	29,682,830	21,083,920

Balance at December 31, 2004	237,500	4,342,940	(45,791,584)	(41,211,144)	87,394,559	46,183,415
Dividends to stockholders	—	—	(218,510)	(218,510)	—	(218,510)
Distributions to members	—	—	—	—	(6,908,225)	(6,908,225)
Net income (loss) from January 1, 2005 to June 30, 2005	—	—	(5,687,661)	(5,687,661)	27,897,273	22,209,612
Reorganization of ownership interests into Stanley-Martin Communities, LLC on June 30, 2005	(237,500)	(4,342,940)	51,697,755	47,117,315	(47,117,315)	—
Distributions to member	—	—	—	—	(19,941,775)	(19,941,775)
Net income from July 1, 2005 to December 31, 2005	—	—	—	—	24,023,856	24,023,856

Balance at December 31, 2005	—	—	—	—	65,348,373	65,348,373
Net income	—	—	—	—	18,596,072	18,596,072
Distributions to member	—	—	—	—	(12,820,000)	(12,820,000)

Balance at December 31, 2006	$—	$—	$—	$—	$71,124,445	$71,124,445

See accompanying notes to consolidated and combined financial statements.

STANLEY-MARTIN COMMUNITIES, LLC
Consolidated and Combined Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$18,596,072	$46,233,468	$21,083,920
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment	9,222,797	—	—
Depreciation and amortization	586,438	379,171	274,643
Changes in fair value of derivative contracts	16,683	414,588	(64,847)
Minority interest	767,072	1,113,253	578,777
Change in:
Real estate inventory	(62,962,079)	(21,341,804)	(78,927,249)
Accounts receivable and other assets	(964,781)	(668,503)	(696,082)
Due from related parties, net	(3,055,688)	4,615,824	(1,536,860)
Deposits and escrows	4,772,131	(1,043,154)	(2,541,445)
Accounts payable and accrued expenses	(279,451)	2,760,446	1,774,129
Purchaser deposits	(4,477,513)	(923,539)	3,871,987
Accrued interest payable	(1,382,684)	6,868,322	195,852
Other liabilities	626,446	564,814	(159,412)

Total adjustments	(57,130,629)	(7,260,582)	(77,230,507)

Net cash provided by (used in) operating activities	(38,534,557)	38,972,886	(56,146,587)

Cash flows used in investing activities:
Purchases of property and equipment	(859,074)	(1,271,271)	(493,823)
Leasehold inducement	721,692	—	—

Net cash used in investing activities	(137,382)	(1,271,271)	(493,823)

Cash flows from financing activities:
Proceeds from issuance of subordinated senior notes	—	150,000,000	—
Borrowings of loans payable	11,508,576	—	23,625,732
Repayments of loans payable	(53,482,374)	(12,291,967)	(983,729)
Draws on (repayments of) line of credit, net	52,750,000	(99,689,635)	46,939,635
Financing costs	—	(5,516,754)	—
Contributions from members	—	—	2,190,000
Distributions to members	(12,820,000)	(26,850,000)	(12,765,000)
Distributions to stockholders	—	(218,510)	(1,600,000)
Distributions to minority partners	(770,406)	(847,000)	(598,309)

Net cash provided by (used in) financing activities	(2,814,204)	4,586,134	56,808,329

Net increase (decrease) in cash and cash equivalents	(41,486,143)	42,287,749	167,919
Cash and cash equivalents at beginning of year	44,331,867	2,044,118	1,876,199

Cash and cash equivalents at end of year	$2,845,724	$44,331,867	$2,044,118

Supplemental disclosures of cash flow information:
Cash paid during the year for interest net of capitalized interest of $19,106,562 $12,485,232, and $4,884,680 respectively	$179,527	$190,870	$206,279
Supplemental disclosure of noncash financing activity:
Seller financing in connection with land acquisition	$2,750,000	$26,855,000	$—
Distribution of noncash assets and liabilities of Homebuilding and Homes entities, net of cash distribution of $15,944	$—	$193,066	$—
See accompanying notes to consolidated and combined financial statements.

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(1) Summary of Significant Accounting Policies
  (a) Background and Principles of Consolidation and Combination
     The accompanying combined financial statements include the financial statements of Stanley Martin Companies, Inc. and subsidiaries (SMC), Neighborhoods Capital, LLC and subsidiaries (Capital), Stanley-Martin Homebuilding, L.LC. (Homebuilding) and Stanley Martin Homes, L.L.C. (Homes) for periods prior to June 30, 2005. These entities have been combined as Stanley-Martin Communities, the predecessor to Stanley-Martin Communities, LLC, as they are under the common control of a single group of owners, Martin and Steven Alloy, father and son (the Control Group). The Control Group owned a majority of the voting interest of all the combined entities. On June 30, 2005, the Control Group completed a reorganization whereby the ownership interests in SMC and Capital were assigned to Stanley-Martin Communities, LLC (the Company) and Stanley-Martin Financing Corp, was formed as a subsidiary of the Company (the Reorganization). The net assets of Homebuilding and Homes were not included in the Reorganization. Accordingly, the net assets are disclosed as a non-cash distribution in the statement of cash flows for 2005. The Company now presents consolidated financial statements. The Company is a wholly-owned subsidiary of Neighborhood Holdings, LLC (Neighborhood Holdings), in which the Control Group owns 100% of the voting interests. The Reorganization was recorded at historical cost based on the common control of the entities by the Control Group through the parent company Neighborhood Holdings. All intercompany balances and transactions have been eliminated in consolidation and combination. The Company is a Delaware limited liability company and no termination date has been specified in the operating agreement.
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
     Capital is engaged in the development of residential communities and the design, marketing, construction and sale of single family homes and townhouses in the greater Washington, D.C. metropolitan area. Capital develops its communities through wholly owned subsidiaries. Homebuilding and Homes were involved in the same homebuilding activities, but have ceased active development. The last settlement of a home sale for Homebuilding and Homes occurred in 2003 and 1999, respectively. The termination date of Capital, as defined in the Articles of Organization filed with the Virginia State Corporate Commission, is December 31, 2015.
     On September 22, 2006, Neighborhood Holdings contributed its ownership in Wildewood Residential, LLC (Residential), previously a wholly owned subsidiary of Neighborhood Holdings, to Capital. Prior to the contribution, Capital had an agreement with Residential to purchase lots over the course of a ten year period suitable for single family homes in St. Mary’s County, Maryland. Upon the contribution of the ownership interests in Residential to Capital, the purchase agreement was terminated and Residential will continue to develop single family homes on the remaining property it owns. While Residential is not currently a guarantor of the debt facilities, subsequent to year end Residential was added as a guarantor of the line of credit and it is anticipated that the debt facility will be amended to include Residential as a guarantor of the Senior Subordinated Debt.
     In preparation for and prior to the contribution, Residential sold several undeveloped parcels of land to the Control Group for $1.5 million, the estimated fair value at the time of sale. The transaction resulted in a $1.4 million loss. Additionally, Residential sold undeveloped parcels of land to third parties for $17.7 million. In total, Residential realized a profit of $3.3 million on these land sales in 2006. While the transactions occurred prior to the contribution of Residential to the Company, the Company is required by U.S. generally accepted accounting principles to include these transactions in the financial statements.
     Consistent with SFAS 141, “Business Combinations,” the contributed assets and liabilities of Residential have been recorded at their historical carrying amounts. The statement of operations for 2006 is presented as though the transfer of net assets or exchange of equity interests had occurred at the beginning of 2006. Results of operations for 2006 thus comprise those of Residential and the Company combined from the beginning of the period to the date the contribution was completed and those of the combined operations from the date of contribution to the end of the year. The effects of inter-company transactions have been eliminated. Similarly, the Company presents the statement of cash flows and other financial information for 2006 as though the assets and liabilities had been transferred at the beginning of the period. Financial statements and financial information presented for prior periods have been restated to furnish comparative information.
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

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
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
  (c) Revenue Recognition
     Homebuilding
     The Company builds single family and townhouse residences, which generally are produced on a pre-sold basis for the ultimate customer. Revenues are recognized at the time units are completed and title passes to the customer at settlement. With the combination of Residential, the Company has sold certain undeveloped pieces of property to third party developers or certain related parties for continued development by these parties. The Company has reflected such sales as “land sales” within the Statements of Operations.
     Mortgage Loans and Title Fees
     The Company, through its investment in Heritage Mortgage, has a loan purchase agreement (Agreement) with George Mason Mortgage, LLC., (Mason) whereby Heritage Mortgage agrees to sell and deliver to Mason all mortgage loans that it originates on the date the loans are settled with the mortgage borrower. The price at which the mortgage loans will be sold to Mason is fixed as of the date Heritage Mortgage enters into a rate lock commitment with the borrower and is not subject to fluctuations based on changes in market conditions. If a prospective borrower cancels the loan agreement, the forward sale of the loan to Mason is also cancelled. Heritage Mortgage records mortgage loan fees and gains on the sale of mortgage loans at the date the loans are settled with the mortgage borrower and concurrently sold and delivered to Mason. Heritage Mortgage also has an arrangement whereby it receives additional consideration on the loans sold to Mason calculated as the difference between the interest earned by Mason on the purchased loans prior to sale to another investor and an agreed upon variable interest factor. Mason generally sells these loans within one to four weeks from the purchase from Heritage Mortgage. The additional consideration is included in gain on sale of mortgage loans in the financial statements on an accrual basis.
     Heritage Mortgage accounts for these sales of mortgage loans to Mason pursuant to SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125,” because the loan assets have been legally isolated from us; we have no ability to restrict or constrain the ability of Mason to pledge or exchange the assets; and, because we do not have the entitlement or ability to repurchase the mortgage loans or unilaterally cause Mason to put the mortgage loans back to us.
     Heritage Mortgage’s mortgage loan originations are funded through the use of a warehouse loan facility. Cardinal Bank, N.A. has provided the warehouse facility since July 2004. Mason is a wholly-owned subsidiary of Cardinal Bank, N.A. This warehouse facility bears interest at a variable rate based on the Federal Funds Rate. Prior to July 2004, the warehouse facility was provided by United Bank. Mason is the principal borrower under the $10 million warehouse facility with Cardinal Bank, and Heritage Mortgage is jointly and severally liable with Mason for the obligations under the warehouse facility as an accommodation party (which in this case is equivalent to a guarantor). Accordingly, Heritage Mortgage bears no interest cost nor has any outstanding borrowings on the warehouse facility because ownership of the originated loans is transferred to Mason concurrent with our closing of the loan with the borrower.
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
  (d) Homebuilding Inventory
     Homebuilding inventory is stated at the lower of cost or estimated fair value less cost to sell. The cost of developed lots and uncompleted homes represents the actual costs that are accumulated on a project basis with direct costs accumulated on a specific

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
identification basis by unit within the project. Finance costs, including interest and real estate taxes, are capitalized as inventory costs. Field construction and supervision salaries and related overhead expenses are included in inventory costs. Selling, general, and administrative costs are expensed as incurred. Upon settlement, direct costs are expensed based on actual costs incurred, and other capitalized costs are expensed on an estimated standard cost basis. Estimated costs to complete and customer service reserves are provided for as homes are settled.
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
  (e) Warranty and Product Liability Accruals
     Warranty and product liability accruals are established to provide for probable future expenses that can be reasonably estimated as a result of construction and product defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and other outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s accrued liability for the years ended December 31, 2006 and 2005. This liability is included in cost to complete and customer service reserves and the provision recorded during each year is recognized as a component of cost of sales:

	2006	2005
Balance, beginning of year	$1,014,738	$654,718
Provision	1,590,015	1,699,697
Payments	(1,361,702)	(1,339,677)

Balance, end of year	$1,243,051	$1,014,738

  (f) Cash and Cash Equivalents
     Cash and cash equivalents include short-term investments with original maturities of three months or less. The mortgage banking and title subsidiaries had restricted cash of $350,784 at December 31, 2005, which primarily represents cash collateral held by the counterparty to the Company’s interest rate collar. These amounts are included in cash and cash equivalents. Restricted balances related to the interest rate collar were returned to the Company in October 2005 upon termination of the collar agreement.
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
  (i) Income Taxes
The Company is a limited liability company which is not subject to income taxes because each member reports its share of taxable income, gains, losses, deductions, and credits on their income tax returns. Capital, Homebuilding and Homes are also limited liability companies. SMC was an S corporation and was also not subject to income tax at the corporate level prior to the Reorganization.

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Accordingly, no federal or state income taxes have been provided for in the consolidated and combined financial statements. As part of the Reorganization, SMC became a C corporation and is subject to federal and state income taxes. SMC’s tax expense and related deferred tax assets and liabilities are inconsequential. Income tax expense is included in selling, general and administrative expenses in the statements of operations for the years ended December 31, 2006 and 2005. SMC was converted to a Maryland limited liability company effective January 1, 2007.
  (j) Reclassifications
     Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.
(2) Real Estate Inventory
     Real estate inventory consists of the following:

	December 31,
	2006	2005
Land	$202,786,222	$158,964,181
Construction costs	52,768,575	57,280,249
Finance Costs	26,411,022	12,628,444

	$281,965,819	$228,872,874

     The Company records impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. During 2006, the Company recorded $6.6 million of impairment losses on real estate inventory, $1.1 million impairment of preacquisition costs and $1.5 million impairment of non-refundable deposits.
     The Company capitalizes most interest costs to inventory during the development and construction period. Capitalized interest is charged to cost of sales when the related inventory is delivered for sale. Interest incurred, capitalized and charged to cost of sales for 2006, 2005, and 2004 is summarized as follows:

	December 31,
	2006	2005	2004
Interest incurred and capitalized	$19,106,562	$12,485,232	$4,884,680
Interest cost unrelated to homebuilidng	$179,527	$190,870	$206,279
Capitalized interest included in cost of sales	$8,787,519	$4,781,856	$3,047,801
Interest costs unrelated to homebuilding activities were expensed and included in “other income” in the statement of operations.
(3) Property and Equipment
     Property and equipment consists of the following:

	December 31,
	2006	2005
Office furniture and equipment	$3,572,257	$2,764,198
Leasehold improvements	732,245	681,498
Motor vehicles	97,843	97,843

	4,402,345	3,543,539
Less accumulated depreciation	(2,266,949)	(1,680,779)

	$2,135,396	$1,862,760

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(4) Debt
     Debt consists of the following:

	December 31,
	2006	2005
Senior subordinated notes, bearing interest at 9.75% payable semi-annually on February 15 and August 15, due August 2015	$150,000,000	$150,000,000
Purchase money deed of trust notes, bearing interest at 5%, due February 2006	—	26,855,000
Acquisition, development and construction notes payable secured by certain real estate inventory bearing interest at prime plus 1.5% (8.75% at December 31, 2005)	—	10,118,798
Acquisition, development and construction notes payable secured by the Company’s ownership interest in Wildewood Residential, LLC, bearing interest at 22% (8% paid quarterly, 14% paid at maturity) due 2009	—	5,000,000
Senior credit facility, $150 million line of credit, bearing interest at one month LIBOR plus 1.75% to 2.25% (7.10% and 6.14% at December 31, 2006 and 2005, respectively) due December 2009	52,750,000	—
Deferred purchase money deed of trust, bearing interest at 8.00%, paid in full January 31, 2007 with proceeds from senior credit facility	2,750,000	—

	$205,500,000	$191,973,798

     The line of credit, loans payable and deferred purchase money deed of trust are collateralized by real estate inventory. Interest payments on the line of credit are required monthly. Interest payments on acquisition, development, and construction loans were required monthly with principal repayments due upon the settlement of homes. The interest rate on the line of credit fluctuates between 1.75% and 2.25% above one month LIBOR. The interest rate spread was 1.75% as of December 31, 2006. At December 31, 2006, the Company has $90.3 million available under its borrowing base on the line of credit of which the Company has borrowed $52.8 million. The line of credit agreement requires Capital to maintain certain liquidity and debt ratios, minimum tangible net worth levels and other operating restrictions. As of December 31, 2006 and 2005, Capital was in compliance with the covenants.
     In August 2005, the Company issued $150 million of senior subordinated notes bearing interest at 9.75% and used a portion of the proceeds to repay substantially all of its then outstanding debt. The notes require semi-annual interest payments on February 15 and August 15. The Company estimates that the fair value of this debt is approximately $175,500,000 and $180,000,000 at December 31, 2006 and 2005, respectively.
     The Trust Indenture related to the senior subordinated notes permits payment of distributions including but not limited to the following: a) a permitted tax dividend to permit the direct and indirect beneficial owners of the equity interests to pay taxes on the net income generated by Stanley-Martin Communities, LLC; b) up to $4.0 million each calendar year to allow Neighborhood Holdings to make required monthly payments to the Neighborhood Holdings Series A Investors; c) up to $500,000 each calendar year to allow Neighborhood Holdings to pay corporate overhead expenses incurred in the ordinary course of business; and d) an aggregate $5.0 million of additional ‘Restricted Payments’ (as defined therein) from the Issue Date. In addition, the Trust Indenture provides that up to fifty percent (50%) of consolidated net income for a period may be distributed only to the extent certain ratios are maintained (the Ratio Exception as defined in the Trust Indenture).
     Set forth hereinafter is a summary of the distributions made by the Company to Neighborhood Holdings in 2006 and 2005.

	2006	2005
Net Income	$18,596,072	$46,233,468

Permitted Tax Distributions (1)	$7,334,291	$18,234,480
Class A Interests (2)	4,000,000	3,319,680
Neighborhood Holdings Overhead (2)	378,719	69,000
50% Net Income (3)	1,106,990	5,226,840
$5.0 million basket	—	—

Total Distributions	$12,820,000	$26,850,000

(1)	Blended tax rate

(2)	Limited to amount actually paid

(3)	Limited by Ratio Exception

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(5) Derivative Instruments and Hedging Activities
     In December 2004, the Company entered into two interest rate swap agreements, both with $12,500,000 notional amounts. One swap agreement requires the Company to make payments at a fixed rate of 4.12% and matures in December 2009. The other swap agreement requires payments at a fixed rate of 3.71% and was scheduled to mature in December 2007. In 2006, the Company terminated the swap agreement scheduled to mature in December 2007 and received a cash payment of $198,127. In December 2005, the Company entered into an interest rate swap agreement with a $25,000,000 notional amount. The Company makes payments at a fixed rate of 5.01%. The swap matures in December 2010. The Company receives variable payments at the one-month LIBOR on all of its swaps. On October 2, 2006, the Company entered into an interest rate protection agreement with a notional amount of $12,500,000. The agreement has an interest rate cap of 5.5% and a floor of 4.65% and matures October 2011. The Company recorded a gain(loss) on these derivative instruments of $391,046, $228,844 and ($118,111) for 2006, 2005, and 2004 respectively.
     The fair value of the derivative instruments was $220,811 and $237,494 at December 31, 2006 and 2005, respectively.
(6) Financial Services Revenues
     Financial services revenue related to Heritage Mortgage, Title and FET, the Company’s mortgage banking and title insurance subsidiaries, is as follows:

	Year Ended December 31,
	2006	2005	2004
Loan origination fees	$6,572,670	$9,112,598	$4,892,570
Gain on sale of mortgages	4,534,223	5,667,332	4,116,959
Title insurance premiums	693,434	671,794	427,946

Financial services revenue	$11,800,327	$15,451,724	$9,437,475

(7) Leases
     The Company leases office space in Virginia and Maryland. These noncancellable operating leases expire at various dates through 2016. Rent expense under these leases was approximately $1,250,000, $1,212,000, and $662,000 for 2006, 2005 and 2004, respectively.
     Future minimum lease payments required under these noncancellable operating leases as of December 31, 2006 are as follows:

Year Ending December 31:
2007	$1,005,924
2008	981,643
2009	958,101
2010	912,495
2011	903,228
Thereafter	3,864,636

$8,626,027

     The Company’s 6,000 square foot design studio is being subleased from a related party, Heritage Contracting, LLC (see Note 11) for $4,471 a month. The sublease expires on May 31, 2011.
(8) Minority Interest
     The Company owns a 75% interest in Heritage Mortgage. The remaining 25% is held by an unaffiliated investor. The minority member’s share of Heritage Mortgage’s net income was $499,938, $847,677, and $385,081 for 2006, 2005 and 2004, respectively.
     The Company owns a 51% interest in First Excel Title. The remaining 49% interest is held by an unaffiliated investor. The minority member’s share of net income was $267,134, $265,576 and $193,696 for 2006, 2005 and 2004, respectively.
(9) Segment Reporting
     The Company’s operations consist primarily of its homebuilding segment, which is engaged in the design, marketing, development and construction and sale of single family and townhome residential communities concentrated in the Washington, D.C.

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
     metropolitan area. The homebuilding information set forth below includes revenues and expenses related to land sales. The Company’s remaining operations consist primarily of mortgage banking loan origination and mortgage title insurance brokerage services and are combined as financial services below.
     The Company’s operating segments are organized and operate as separate businesses with no centrally incurred costs or intersegment revenues. Prior to 2006, SMC was not included in the homebuilding segment. As of January 1, 2006, SMC has been included in the Company’s homebuilding segment. Accordingly, SMC’s operations are reported as a component of the homebuilding segment for all years presented.
The Company’s segment information is as follows:
As of and for the year ended December 31:

	2006
		Financial
	Homebuilding	Services	Totals
Revenues	$238,483,184	$11,800,327	$250,283,511
Depreciation and amortization	425,028	161,410	586,438
Segment net income	16,821,685	1,774,387	18,596,072
Segment assets	296,714,492	3,381,085	300,095,577
Expenditures for segment assets	669,615	189,459	859,074

	2005
		Financial
	Homebuilding	Services	Totals
Revenues	$255,808,313	$15,451,724	$271,260,037
Depreciation and amortization	249,441	129,730	379,171
Segment net income	43,685,517	2,547,951	46,233,468
Segment assets	289,561,573	4,658,618	294,220,191
Expenditures for segment assets	1,142,669	128,602	1,271,271

	2004
		Financial
	Homebuilding	Services	Totals
Revenues	$159,051,924	$9,437,475	$168,489,399
Depreciation and amortization	199,248	75,395	274,643
Segment net income	19,589,859	1,494,061	21,083,920
Segment assets	193,260,311	2,167,719	195,428,030
Expenditures for segment assets	194,958	298,865	493,823
(10) Supplemental Guarantor and Non-Guarantor Information
     All subsidiaries of the Company guarantee the Senior Subordinated Notes except for SMC, Heritage Mortgage, FET, Herndon Neighborhoods, LLC, Powell’s Neighborhoods II, LLC, Shirlington Neighborhoods, LLC, Spriggs Neighborhoods, LLC Woodlands Neighborhoods, LLC, and Wildewood Residential, LLC. The separate financial statements of each guaranteeing subsidiary (each a Guarantor Subsidiary) and Stanley-Martin Financing Corp., the co-issuer of the Senior Subordinated Notes, are not presented because the Company has concluded that such financial statements are not material. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary and Stanley-Martin Financing Corp. is 100% owned by the Company. The Company is referred to as the Parent in the following condensed consolidating and combining financial information. No disclosures were made for the Parent for 2004 as the Company was formed on June 30, 2005. Upon issuance of the Senior Subordinated Notes in August 2005, certain subsidiaries engaged in homebuilding activities were designated as guarantors. To the extent that those subsidiaries were in existence in prior periods, the subsidiaries were included in the “Guarantor Subsidiary” column.

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
     The following condensed, combining and consolidating financial information sets forth the financial position as of December 31, 2006 and 2005 and the results of operations and cash flows for the years ended December 31, 2006, 2005 and 2004 of the Parent, the Guarantor Subsidiaries, the Non-Guarantor Homebuilding Subsidiaries and the Other Non-Guarantor Subsidiaries.
Condensed Consolidating Balance Sheet as of December 31, 2006

			Non-Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash	$—	$888,326	$1,138,737	$818,661	$—	$2,845,724
Real estate inventory	331,751	154,273,600	129,634,439	—	(2,273,971)	281,965,819
Deposits and escrows	—	2,248,729	2,256,225	—	—	4,504,954
Due from related parties	151,653,013	(57,852,696)	(93,627,117)	—	(18,349)	154,851
Accounts receivable	—	391,581	20,903	1,313,079	—	1,725,563
Investment in affiliates	72,343,504	77,235,473	—	—	(149,578,977)	—
Other assets	4,724,914	237,551	2,686,856	1,249,345	—	8,898,666

	$229,053,182	$177,422,564	$42,110,043	$3,381,085	$(151,871,297)	$300,095,577

Debt	$150,000,000	52,750,000	$2,750,000	$—	$—	$205,500,000
Accounts payable and accrued expenses	171,660	347,437	4,107,814	1,900,764	(19,618)	6,508,057
Due to related parties	—	—	9,020	—	—	9,020
Purchaser deposits	—	1,732,634	1,070,199	—	—	2,802,833
Cost to complete and customer service reserves	—	5,533,374	59,392	—	—	5,592,766
Other liabilities	5,484,375	1,141,319	1,481,657	—	—	8,107,351

	155,656,035	61,504,764	9,478,082	1,900,764	(19,618)	228,520,027
Minority interest	—	—	—	451,105	—	451,105
Members capital	73,397,147	115,917,800	32,631,961	1,029,216	(151,851,679)	71,124,445

	$229,053,182	$177,422,564	$42,110,043	$3,381,085	$(151,871,297)	$300,095,577

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Condensed Combining Balance Sheet as of December 31, 2005

			Non-Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash	$—	$32,429,244	$9,362,014	$2,540,609	$—	$44,331,867
Real estate inventory	—	161,819,314	67,321,138	—	(267,578)	228,872,874
Deposits and escrows	—	11,033,222	707,969	—	(974,106)	10,767,085
Due from related parties	151,284,652	13,810,626	5,610,979	—	(170,411,863)	294,394
Accounts receivable	—	246,708	235,869	1,603,212	—	2,085,789
Investment in affiliates	64,824,153	10,865,666	—	—	(75,689,819)	—
Other assets	5,275,389	254,072	1,823,924	514,797	—	7,868,182

	$221,384,194	$230,458,852	$85,061,893	$4,658,618	$(247,343,366)	$294,220,191

Debt	$150,000,000	—	$41,973,798	$—	$—	$191,973,798
Accounts payable and accrued expenses	90,000	2,633,019	6,919,805	3,010,604	—	12,653,428
Due to related parties	196,044	150,162,521	13,337,674	—	(160,491,988)	3,204,251
Purchaser deposits	—	6,656,310	1,598,142	—	(974,106)	7,280,346
Cost to complete and customer service reserves	—	5,104,821	58,838	—	—	5,163,659
Other liabilities	5,850,000	657,638	1,634,259	—	—	8,141,897

	156,136,044	165,214,309	65,522,516	3,010,604	(161,466,094)	228,417,379
Minority interest	—	—	—	454,439	—	454,439
Members capital	65,248,150	65,244,543	19,539,377	1,193,575	(85,877,272)	65,348,373

	$221,384,194	$230,458,852	$85,061,893	$4,658,618	$(247,343,366)	$294,220,191

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Condensed Combining Statement of Operations for the
Year Ended December 31, 2006

			Non-Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Homebuilding sales-homes	$—	$210,724,519	$16,044,067	$—	$(7,678,884)	$219,089,702
Land sales	—	133,257	19,150,233	—	—	19,283,490
Financial services	—	—	—	11,800,327	—	11,800,327
Management services	—	—	14,444,874	—	(14,334,882)	109,992

Total revenues	—	210,857,776	49,639,174	11,800,327	(22,013,766)	250,283,511
Cost of sales-homes	—	173,266,199	12,222,068	—	(20,950,150)	164,538,117
Cost of land sales	—	63,042	15,906,308	—	—	15,969,350
Impairment	—	8,137,430	1,085,367	—	—	9,222,797
Selling and marketing expenses	—	14,383,234	1,511,137	124,405	(982,229)	15,036,547
General and administrative expenses	827,857	1,923,261	16,486,404	9,134,463	(342,372)	28,029,613

Operating income (loss)	(827,857)	13,084,610	2,427,890	2,541,459	260,985	17,487,087
Equity in earnings of affiliates	18,730,458	20,528,330	—	—	(39,258,788)	—
Gain on derivative contracts, net	—	391,046	—	—	—	391,046
Other income, net	1,745	921,037	562,229	—	—	1,485,011

Net income before minority interest	17,904,346	34,925,023	2,990,119	2,541,459	(38,997,803)	19,363,144
Minority interest	—	—	—	(767,072)	—	(767,072)

Net income	$17,904,346	$34,925,023	$2,990,119	$1,774,387	$(38,997,803)	$18,596,072

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Condensed Combining Statement of Operations for the
Year Ended December 31, 2005

			Non-Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Homebuilding sales-homes	$—	$250,561,585	$5,793,101	$—	$(5,793,101)	$250,561,585
Land sales	—	150,000	4,995,000	—	—	5,145,000
Financial services	—	—	—	15,451,724	—	15,451,724
Management services	78,358	—	14,585,942	—	(14,562,572)	101,728

Total revenues	78,358	250,711,585	25,374,043	15,451,724	(20,355,673)	271,260,037
Cost of sales-homes	—	188,887,189	4,739,506	—	(18,912,529)	174,714,166
Cost of land sales	—	140,000	3,728,746	—	—	3,868,746
Selling and marketing expenses	—	14,913,216	816,049	—	(112,325)	15,616,940
General and administrative expenses	751,297	2,504,423	16,864,323	11,895,592	(679,642)	31,335,993

Operating income (loss)	(672,939)	44,266,757	(774,581)	3,556,132	(651,177)	45,724,192
Equity in earnings of affiliates	1,528,320	46,499,348	—	—	(48,027,668)	—
Gain on derivative contracts, net	—	123,772	—	105,072	—	228,844
Other income, net	—	1,084,345	327,956	—	(18,616)	1,393,685

Net income (loss) before minority interest	855,381	91,974,222	(446,625)	3,661,204	(48,697,461)	47,346,721
Minority interest	—	—	—	(1,113,253)	—	(1,113,253)

Net income (loss)	$855,381	$91,974,222	$(446,625)	$2,547,951	$(48,697,461)	$46,233,468

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Condensed Combining Statement of Operations for the
Year Ended December 31, 2004

		Non-Guarantor	Other
	Guarantor	Homebuilding	Non-Guarantor
	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Homebuilding sales-homes	$158,628,674	$—	$—	$—	$158,628,674
Land sales	235,000	—	—	—	235,000
Financial services	—	—	9,437,475	—	9,437,475
Management services	—	10,656,180	—	(10,467,930)	188,250

Total revenues	158,863,674	10,656,180	9,437,475	(10,467,930)	168,489,399
Cost of sales-homes	127,245,842	1,054,015	—	(10,467,930)	117,831,927
Cost of land sales	180,552	—	—	—	180,552
Selling and marketing expenses	8,440,384	267,919	—	—	8,708,303
General and administrative expenses	2,064,918	11,821,720	7,258,333	(150,645)	20,994,326

Operating income	20,931,978	(2,487,474)	2,179,142	150,645	20,774,291
Loss on derivative contracts, net	(57,345)	(252)	(60,514)	—	(118,111)
Other income, net	321,726	881,226	(45,790)	(150,645)	1,006,517

Net income (loss) before minority interest	21,196,359	(1,606,500)	2,072,838	—	21,662,697
Minority interest	—	—	(578,777)	—	(578,777)

Net income (loss)	$21,196,359	$(1,606,500)	$1,494,061	$—	$21,083,920

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating and Combining Statement of Cash Flows for the
Year Ended December 31, 2006

			Non-Guarantor
		Guarantor	Homebuilding	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$17,904,346	$34,925,023	$2,990,119	$1,774,387	$(38,997,803)	$18,596,072
Equity in earnings of affiliates	(7,964,308)	(66,369,807)	—	—	74,334,115	—
Changes in real estate inventory	(390,650)	(1,176,903)	(63,400,919)	—	2,006,393	(62,962,079)
Other operating activities	3,270,612	(51,664,487)	94,104,500	(2,536,470)	(37,342,705)	5,831,450

Net cash provided by (used in) operating activities	12,820,000	(84,286,174)	33,693,700	(762,083)	—	(38,534,557)

Investing activities:
Net cash provided by (used in) investing activities	—	(4,744)	56,821	(189,459)	—	(137,382)

Financing activities:
Issuance of debt	—	—	11,508,576	—	—	11,508,576
Repayments of loans payable	—	—	(53,482,374)	—	—	(53,482,374)
Draws on (repayments of) line of credit, net	—	52,750,000	—	—	—	52,750,000
Distributions to member	(12,820,000)	—	—	—	—	(12,820,000)
Distributions to minority partners	—	—	—	(770,406)	—	(770,406)

Net cash provided by (used in) financing activities	(12,820,000)	52,750,000	(41,973,798)	(770,406)	—	(2,814,204)

Decrease in cash and cash equivalents	—	(31,540,918)	(8,223,277)	(1,721,948)	—	(41,486,143)
Cash and cash equivalents, beginning of year	—	32,429,244	9,362,014	2,540,609	—	44,331,867

Cash and cash equivalents, end of year	$—	$888,326	$1,138,737	$818,661	$—	$2,845,724

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Condensed Combining Statement of Cash Flows for the
Year Ended December 31, 2005

			Non-Guarantor
		Guarantor	Homebuilding	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$855,381	$91,974,222	$(446,625)	$2,547,951	$(48,697,461)	$46,233,468
Equity in earnings of affiliates	(1,528,320)	(46,499,348)	—	—	48,027,668	—
Changes in real estate inventory	—	19,386,261	(40,975,973)	—	247,908	(21,341,804)
Other operating activities	(143,810,307)	103,101,945	54,449,327	(81,628)	421,885	14,081,222

Net cash provided by (used in) operating activities	(144,483,246)	167,963,080	13,026,729	2,466,323	—	38,972,886

Investing activities:
Net cash used in investing activities	—	—	(1,142,669)	(128,602)	—	(1,271,271)

Financing activities:
Issuance of subordinated senior notes	150,000,000	—	—	—	—	150,000,000
Borrowings (repayments) of loans payable, net	—	(9,976,063)	(2,315,904)	—	—	(12,291,967)
Draws on (repayments of) line of credit	—	(99,689,635)	—	—	—	(99,689,635)
Financing costs	(5,516,754)	—	—	—	—	(5,516,754)
Distributions to members and dividends to stockholders	—	(26,850,000)	(218,510)		—	(27,068,510)
Distributions to minority partners	—	—	—	(847,000)	—	(847,000)

Net cash provided by (used in) financing activities	144,483,246	(136,515,698)	(2,534,414)	(847,000)	—	4,586,134

Increase in cash and cash equivalents	—	31,447,382	9,349,646	1,490,721	—	42,287,749
Cash and cash equivalents, beginning of year	—	981,862	12,368	1,049,888	—	2,044,118

Cash and cash equivalents, end of year	$—	$32,429,244	$9,362,014	$2,540,609	$—	$44,331,867

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
Condensed Combining Statement of Cash Flows for the
Year Ended December 31, 2004

			Other
		Non-Guarantor	Non-
	Guarantor	Homebuilding	Guarantor
	Subsidiaries	Subsidiaries	Subsidiaries	Combined
Operating activities:
Net income (loss)	$21,196,359	$(1,606,500)	$1,494,061	$21,083,920
Changes in real estate inventory	(58,992,978)	(19,934,271)	—	(78,927,249)
Other operating activities	(2,666,733)	3,828,487	534,988	1,696,742

Net cash provided by (used in) operating activities	(40,463,352)	(17,712,284)	2,029,049	(56,146,587)

Investing activities:
Net cash used in investing activities	—	(194,958)	(298,865)	(493,823)

Financing activities:
Borrowings (repayments) of loans payable, net	5,468,301	17,434,702	(261,000)	22,642,003
Draws on (repayments of) line of credit, net	46,939,635	—	—	46,939,635
Contributions from members	1,710,000	480,000	—	2,190,000
Distributions to members and dividends to stockholders	(12,765,000)	—	(1,600,000)	(14,365,000)
Distributions to minority partners	—	—	(598,309)	(598,309)

Net cash provided by (used in) financing activities	41,352,936	17,914,702	(2,459,309)	56,808,329

Increase (decrease) in cash and cash equivalents	889,584	7,460	(729,125)	167,919
Cash and cash equivalents, beginning of year	92,278	4,908	1,779,013	1,876,199

Cash and cash equivalents, end of year	$981,862	$12,368	$1,049,888	$2,044,118

(11) Related Party Transactions
     Prior to the June 2005 Reorganization, Capital was a wholly owned subsidiary of Neighborhood Holdings and was included in the combined financial statements of Stanley-Martin Communities. Capital is now a subsidiary of the Company, whose parent is Neighborhood Holdings. During all periods presented, a significant portion of Neighborhood Holding’s operations were conducted through its direct or indirect investment in Capital. During 2006, 2005 and 2004, Capital made distributions to Neighborhood Holdings of $12,820,000, $26,850,000 and $12,765,000, respectively. In the future, the Company may be required to distribute funds to Neighborhood Holdings in order to allow Neighborhood Holdings to meet its operating and financing obligations.
     A subsidiary of Capital also has lot purchase agreements with a 50% owned joint venture of Neighborhood Holdings to purchase finished lots in Loudoun County, Virginia. The purchase price of the lots is based on a predetermined price schedule that contains price escalators of one and one-half percent (1.5%) per quarter based on the timing of the lot purchases. During 2006 and 2005, Capital purchased 24 lots for approximately $3,936,000 and 11 lots for approximately $1,831,000, respectively.
     Based on the expected timing of the remaining lot purchases and the estimated individual lot purchase prices at that time under these lot purchase agreements, the Company’s estimated remaining purchase obligation is approximately $14,947,000 at December 31, 2006. In December 2005, the Company acquired 193 acres from a subsidiary of Neighborhood Holdings for $40,300,000 million. Due from or due to related parties primarily represent amounts from Neighborhood Holdings. These amounts are non-interest bearing and due on demand.
     Management services revenue reported in the statements of operations represents management and accounting support services provided to two related parties, Heritage Contracting, LLC and Duball, LLC, through common ownership. The Company utilizes Heritage Contracting, LLC, for construction management services on many of its projects. The Company paid Heritage Contracting approximately $3,106,000, $6,111,000 and $6,281,000 for these services in 2006, 2005 and 2004, respectively. The Company subleases certain space for its design center from Heritage Contracting, LLC (see Note 7). The Company also has certain management and construction services performed by Duball, LLC. The Company paid Duball, LLC approximately $1,480,000, $746,000 and $10,000 for these services in 2006, 2005 and 2004 respectively. Included in the amounts paid to Duball, LLC are commissions on the sale of certain undeveloped parcels of land of approximately $449,000 as part of the Residential land sales.

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
(12) Commitments and Contingencies
     (a) Legal Proceedings
     The Company and its subsidiaries are involved in litigation arising from the normal course of business. In the opinion of management, and based on advice of legal counsel, this litigation is not expected to have any material adverse effect on the financial position or results of operations of the Company.
     (b) Guarantees
     At December 31, 2006 and 2005, the Company is contingently liable on performance bonds amounting to approximately $27,361,000 and $19,841,000, respectively, to ensure completion of required public improvements related to its homebuilding projects. The Company is contingently liable under outstanding letters of credit of approximately $2,920,939 and $7,368,000 at December 31, 2006 and 2005, respectively.
     Heritage Mortgage guarantees amounts outstanding under the $10 million warehouse loan facility. At December 31, 2006 and 2005, the balance on the warehouse loan facility was approximately $5,016,000 and $2,136,000, respectively. Heritage Mortgage’s obligation to perform under this guarantee principally arises if Mason defaults on its obligations under the warehouse loan facility. Cardinal Bank, N.A. is the lender on the warehouse loan facility and the parent of Mason. The Company has not recorded any liability related to this guarantee as of December 31, 2006 and 2005.
     Heritage Mortgage is qualified to participate under the VA loan guaranty program and is an approved FHA lender. As a result of its participation in these Federal programs, Heritage Mortgage is required to maintain a minimum net worth of $88,000. At December 31, 2006 and 2005, Heritage Mortgage was in compliance with minimum net worth requirements.
     The Company has guaranteed amounts due under an operating lease entered into by an affiliated company. Payments under the lease in 2006 were approximately $209,000. Amounts due under this lease increase by 3 percent each year through expiration in May, 2011.
     (c) Contract Land Deposits
     At December 31, 2006, the Company had entered into various agreements with unaffiliated parties to purchase land for approximately $19,227,000. The Company has deposits of $455,000 and $5,265,000 at December 31, 2006 and 2005, respectively, related to land purchase agreements. The Company is not the primary beneficiary in any of the variable interest entities that hold some of these land purchase agreements.
     In January 2007, the Company entered into a land purchase agreement to purchase 50 lots in Charles County, Maryland. The agreement calls for payments through March 2009. The total amount due under the agreement is approximately $6.4 million. In February 2007, the Company entered into a land purchase agreement to purchase 15 lots in Herndon, Virginia. The total amount due under the agreement is approximately $3.0 million.
(13) New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ request for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 will be effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently reviewing the effect that the adoption of SFAS 157 will have on its financial statements.
     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” This statement, which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In March 2006, the FSAB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting by allowing the Company the option to carry mortgage servicing rights at fair value. This standard amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement No. 125,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. Since we do not

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)
retain the servicing rights when we sell our mortgage loans held for sale, the adoption of SFAS No. 156 did not have a material impact on our consolidated financial position, results of operations or cash flows.
     In September 2006, the Securities and Exchange Commission (SEC) Staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how the effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. The SAB requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. The requirements of SAB No. 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our consolidated financial position, results of operations or cash flows.
(14) Quarterly Financial Information (unaudited)
     The following quarterly financial data summarize the quarterly results for the years ended December 31, 2006 and 2005:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006
Homebuilding sales (includes land sales)	$65,486,292	$58,811,362	$71,004,733	$43,070,805
Total revenues	$68,309,854	$61,519,143	$74,518,375	$45,936,139
Operating income	$268,105	$2,883,557	$8,646,393	$5,689,032
Net income	$758,707	$2,409,807	$9,103,025	$6,324,532

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005
Homebuilding sales	$77,671,485	$64,725,565	$63,240,466	$50,069,069
Total revenues	$81,512,775	$69,121,577	$67,558,247	$53,067,438
Operating income	$12,054,549	$11,331,807	$10,728,552	$11,609,284
Net income	$12,137,430	$12,054,389	$10,178,231	$11,863,418

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     This Item is not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
     This Item is not applicable.
ITEM 9B. OTHER INFORMATION
     This Item is not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
     As a limited liability company, the Company does not have a board of directors. All officers hold the positions at the discretion of the managers.
     The names and current positions of managers, executives and key officers of the Company, and their ages as of December 31, 2006, are as follows:

Name	Age	Position(s)
Martin K. Alloy	67	Chairman and Manager
Steven B. Alloy	41	Chief Executive Officer, President and Manager
Michael I. Roman	51	Chief Financial Officer
Michael E. Schnitzer	46	Chief Operating Officer
Stuart M. Ginsberg	51	Vice President, Secretary and General Counsel
     Martin K. Alloy. Mr. Alloy founded our business in 1966 and serves as the Chairman and a manager of the Company and the Chairman and a director of Stanley-Martin Financing Corp. Mr. Alloy also serves as the Chairman and a manager of each of our subsidiaries that is a limited liability company except for First Excel Title, LLC and First Heritage Mortgage, LLC. He also continues to serves as the Chairman of the Board of Directors of our subsidiary, Stanley Martin Companies, LLC. Mr. Alloy is the father of Steven B. Alloy, our Chief Executive Officer, President and Manager.
     Steven B. Alloy. Mr. Alloy serves as Chief Executive Officer, President and a manager of the Company and the Chief Executive Officer and President and a director of Stanley-Martin Financing Corp. Mr. Alloy also serves as the Chief Executive Officer and President and a manager of each of our subsidiaries that is a limited liability company except for First Excel Title, LLC and First Heritage Mortgage, LLC, for which he serves as a manager. He also serves as the Chief Executive Officer and President and director of Stanley Martin Companies, LLC. Mr. Alloy joined the Company in 1991 and served in numerous capacities until his appointment as President in June 1998. Mr. Alloy is the son of Martin K. Alloy, our Chairman and Manager.
     Michael I. Roman. Mr. Roman serves as Chief Financial Officer of the Company and Stanley-Martin Financing Corp. Mr. Roman also serves as the Chief Financial Officer of each of our subsidiaries except for First Excel Title, LLC and First Heritage Mortgage, LLC. Immediately prior to his appointment as Chief Financial Officer in August 2004, Mr. Roman served as the Chief Executive Officer of Resun Leasing, Incorporated, a modular building dealer and lessor, for 18 years.
     Michael E. Schnitzer. Mr. Schnitzer serves as Chief Operating Officer of the Company and Stanley-Martin Financing Corp. Mr. Schnitzer also serves as the Chief Operating Officer of each of our subsidiaries except for First Excel Title, LLC and First Heritage Mortgage, LLC. Mr. Schnitzer joined Stanley Martin Companies in 1995 as a Senior Purchasing Manager, became Vice President of Internal Operations in 1999 and was appointed Chief Operating Officer in February 2005. In January 2007, Mr. Schnitzer resigned as Chief Operating Officer and was appointed President of Stanley Martin Custom Homes, LLC.
     Stuart M. Ginsberg. Mr. Ginsberg serves as Vice President, Secretary and General Counsel of the Company and Stanley-Martin Financing Corp. Mr. Ginsberg also serves as Vice President, Secretary and General Counsel of each of our subsidiaries except for First Excel Title, LLC and First Heritage Mortgage, LLC. Immediately prior to joining Stanley Martin Companies in June 2003, Mr. Ginsberg practiced transitional law for 18 years, primarily with the Washington, D.C. law firm of Tucker, Flyer, P.C. which later merged into Venable, L.L.P.
Code of Conduct and Ethics
     The Company has adopted a Code of Business Conduct and Ethics that applies to our managers, officers (including without limitation our CEO, CFO and COO) and employees. A copy of our Code of Business Conduct and Ethics is available free of charge in print to anyone who sends a request to the office of the Secretary of the Company at 11111 Sunset Hills Rd, Ste 200, Reston, VA 20190.
ITEM 11. EXECUTIVE COMPENSATION
     Executive Compensation
     Compensation Discussion and Analysis
     The Company’s compensation policies with respect to its executive officers are based on the Company’s belief that executive compensation should reflect both the financial performance of the Company and the performance of the executive, and that long term incentives should be a factor in the determination of executive officers’ compensation. The managers are responsible for developing and maintaining appropriate compensation for our executive officers. The Company’s objective is to maintain executive compensation at levels that are competitive with other similarly situated executives at other homebuilding companies and enable the Company to attract, motivate and retain the highest caliber individuals to contribute to the Company’s goals, objectives and overall financial success. The managers have attempted to provide incentives for executive performance that result in continuing improvements in the Company’s financial results, performance and condition, over both the short-term and the long-term, and to encourage continued service to the Company.
     The compensation program is comprised of three elements: (a) annual salary; (b) eligibility for annual incentive awards in the form of cash bonuses; and (c) long-term incentive program where the level of compensation is dependent on the financial performance of the Company.
     Compensation Components
     Annual Compensation
     The managers determine the base compensation of executives, based on the Company’s financial performance, the evaluation of the individual performance of each executive and the compensation of comparable executives at other homebuilding companies. The base salaries are reviewed annually and adjusted from time to time to realign salaries with market levels after taking into account individual performance and experience.
     Annual Incentive Bonuses
     Executive officers are eligible for annual incentive cash bonuses. These awards are designed to be a comprehensive component of annual compensation so that an executive’s annual compensation is dependent upon the Company performance as well as the managers’ assessment of the executive’s individual performance, based upon a set of goals established for each executive. Individual performance goals are established by the managers with respect to the executive’s contributions to the Company’s economic and strategic objectives, the efforts required of the executive and the executive’s ability to develop, execute and implement the short-term and long-term corporate goals for the current fiscal year.
     Long-Term Incentive Compensation
     Executive officers are eligible for an annual unfunded allocation to a long term incentive compensation account based on profitability goals. For the fiscal year ended September 30, 2007, amounts are allocated to executive participants only if a minimum pre-tax profit is achieved. Thereafter, additional allocations are available as a stated percentage of profits in excess of a target return on equity. The plan year (Sept 30 year end) provides for five year ratable vesting and a three year cliff payment after which distributions from the plan are made annually. No distribution may be made to any participant until September 30, 2008. Account balances are credited in arrears and bear interest until paid out. The long term incentive compensation plan is dependent on the financial performance of the Company and is designed to attract, motivate and maintain high quality individuals to contribute to the Company’s goals, objectives and overall financial success.
     Stock Options, Performance Shares or Other Stock Compensation Plans
     The Company does not have any stock options, performance shares or other stock compensation plans.
     Retirement Savings Plan
     The Company maintains a retirement savings plan (the “Plan”) under section 401(k) of the Internal Revenue Code (the “Code”), to cover our employees (other than sales assistants). Under the Plan, eligible employees may defer a portion of their compensation, within prescribed limits, on a tax-deferred basis through contributions to the Plan. We may make discretionary matching contributions to the Plan, subject to limits established by the Code, and participants become fully vested in their matching contribution accounts after completing four years of service with the Company’s Plan. The Company’s Plan is intended to constitute a qualified pension plan under Section 401(a) of the Code and the associated trust is intended to be exempt from federal income taxation under Section 501(a) of the Code. The Company made matching contributions to the Plan for all employees of approximately $259,960 in 2006 and $192,776 in 2005.
     Change-in-Control Agreements
     The Company does not have any change-in-control agreements.
     Severance Plan Agreements
     The Company does not have any severance plan agreements.

     Compensation Tables
     Summary Compensation Table
     The following table sets forth the total compensation awarded to, earned by or paid to each Named Executive Officer during 2006 for services in all capacities to the Company and our subsidiaries for the fiscal year ended December 31, 2006.

	Fiscal	Annual Compensation ($)		Long-Term	Other
Name and Principal Position	Year	Salary	Bonus	Compensation (3)	Compensation (1)	Total
Martin K. Alloy	2006	400,000	—	—	3,200	403,200
Chairman
Steven B. Alloy	2006	500,000	500,000	—	3,200	1,003,200
Chief Executive Officer and President
Michael E. Schnitzer (2)	2006	269,077	59,000	88,809	3,200	420,086
Chief Operating Officer
Michael I. Roman	2006	278,250	100,000	55,917	3,200	437,367
Chief Financial Officer
Stuart M. Ginsberg	2006	352,682	—	32,892	3,200	388,774
Vice President and General Counsel

(1)	Consists of company contributions to retirement savings plan and fringe benefits.

(2)	Michael E. Schnitzer was appointed Chief Operating Officer in February 2005. Mr. Schnitzer resigned as Chief Operating Officer and became President of Stanley Martin Custom Homes, LLC in January, 2007. Mr. Schnitzer did not participate in the Long Term Compensation Plan in 2007.

(3)	The plan provides for a five year vesting and a three year cliff payment after which distributions are made annually. No payments have been made under the plan and amounts represent amounts added to the Named Executive’s account.
Plan-Based Awards

		Estimated Possible Payouts Under Non-Equity
		Incentive Plan Awards (1)
	Grant Date	Threshold
Name (a)	(b)	($) (c)	Target ($) (d)	Maximum ($) (e)
Michael I. Roman	11/2/2006	100,000	150,000	199,378
Stuart M. Ginsberg	11/2/2006	100,000	150,000	179,046

(1)	These awards were made pursuant to our Long-Term Incentive Compensation Plan (“LTICP”) and will be earned upon the achievement of certain performance goals established by the managers for the plan year ended September 30, 2007. For a discussion of these performance goals see above for our Compensation Discussion and Analysis included in this Form 10-K. Our managers target payouts to be allocated to executive participants based upon the Company’s achievement of specified financial goals. For the plan year ended September 30, 2006, the amounts set forth as “Long Term Compensation” in the Summary Compensation Table were allocated based on a variable percentage of Company pretax profit in excess of a target return on equity. For the plan year ended September 30, 2007, executive participants can receive an allocation equal to that set forth in ‘Threshold’ if the Company achieves a minimum pre-tax profit target. In addition, the executive participants can receive the amount set forth under ‘Target’ if the minimum pre-tax profit is met as well as a minimum target pre-tax return on equity. Finally, the executive participants can receive a specified percentage of pre-tax profits in excess of the target return on equity. The amount set forth in ‘Maximum’ above assumes the Company generates fiscal pre-tax net profits which are 15% in excess of the target return on equity. Since a portion of the executive participant’s long term compensation is dependent on profits in excess of average equity, the distributions taken by the managers during the year can change the level of account allocations. Based on prior performance of the Company, the current economic environment , and performance through 2007, the performance threshold, target and maximum will be challenging.

(2)	The company does not have any equity incentive plans therefore columns (f) through (m) have been excluded.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The Company is a wholly-owned subsidiary of Neighborhood Holdings, LLC. Martin K. Alloy, our chairman, and Steven B. Alloy, our Chief Executive Officer and President, have control through personal and family-owned entities and holdings, of all the voting membership in Neighborhood Holdings, LLC.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Transactions with Related Parties
     From time to time, the Company may participate in transactions with certain “related persons.” Related persons include our executive officers or management, immediate family members of those persons, and entities in which one of these persons has a direct or indirect material interest. The Company refers to these transactions with these related persons as “related person transactions.” All transactions are reviewed by and subject to the approval of the managers of the Company. In conducting their review of related person transactions, the managers consider all relevant factors to determine whether such transactions with related persons are in the Company’s best interests.
Purchase Agreements
     On January 20, 2004, Wildewood Residential, LLC, a wholly owned subsidiary of Neighborhood Holdings, entered into a Lot Purchase Agreement, amended as of January 25, 2005 and, further amended as of October 1, 2005 with Wildewood Neighborhoods, LLC, our indirect subsidiary.
     On September 22, 2006, Neighborhood Holdings contributed its ownership in Wildewood Residential, LLC, previously a wholly owned subsidiary of Neighborhood Holdings, to Capital. Prior to the contribution, Capital had an agreement with Residential to purchase lots over the course of a ten year period suitable for single family homes in St. Mary’s County, Maryland. Upon the contribution of the ownership interests in Residential to Capital, the purchase agreement was terminated and Residential will continue to develop single family homes on the property it owns. While Residential is not currently a guarantor of the debt facilities, it is anticipated that the debt facility will be amended to include Residential as a guarantor.
     In preparation for and prior to the contribution, Residential sold several undeveloped parcels of land to the managers for $1.5 million, the estimated fair value at the time of sale. The transaction resulted in a $1.4 million loss. Additionally, Residential sold undeveloped parcels of land to third parties for $17.7 million. While the transactions occurred prior to the contribution of Residential to the Company, the Company is required to include these transactions within the financial statements.
     On January 10, 2002, Neighborhoods I, LLC, our indirect subsidiary, entered into two Lot Purchase Agreements, each amended as of February 15, 2005 and one further amended on May 10, 2005, with Renaissance at Woodlands, LLC (‘Woodlands’). Woodlands is a joint venture in which Neighborhood Holdings is an indirect 50% owner and an affiliate of WCI Communities, Inc. is the other 50% owner. Both Martin K. Alloy and Steven B. Alloy are managers of Woodlands and indirect beneficial owners of Neighborhood Holdings’ indirect interest in Woodlands. Woodlands is not a subsidiary of ours. Under the agreements, Woodlands Neighborhoods, LLC, as successor to Neighborhoods I has agreed to purchase, and Woodlands has agreed to sell, 117 of the 221 lots contained in the Woodland subdivision in Loudoun County, Virginia, at a rate of approximately 16 lots per calendar quarter. To date, eleven lots were purchased in 2005 for $1.8 million; 24 lots were purchased in 2006 for $3.9 million; and 5 lots were purchased in January 2007 for $916,000. Thus, after the January 2007 purchase, 40 lots have been purchased by Woodlands Neighborhoods, LLC, as successor to Neighborhoods I, LLC in the Greene Mill Preserve Community from Woodlands and 77 lots remain to be purchased. We estimate the aggregate purchase price for these 77 lots to be approximately $14.9 million. The remaining 104 lots will be purchased by a WCI affiliate. Both Woodlands Lot Purchase Agreements were subsequently assigned by Neighborhoods I to Woodlands Neighborhoods, LLC, another of our indirect subsidiaries. The purchase price for each lot is based on a predetermined price schedule that contains price escalators of one and one-half percent (1.5%) per quarter based on the timing of the lot purchases. Under both agreements, Woodlands Neighborhoods can accelerate the lot takedown schedule, subject to lot availability.
     On July 22, 2005, Spriggs Neighborhoods, LLC, a wholly owned subsidiary of Neighborhood Holdings, entered into a purchase agreement with Spriggs Road Neighborhoods, LLC, our indirect subsidiary. Martin K. Alloy is the Chairman and a manager of Spriggs Neighborhoods and Steven B. Alloy is the President and Chief Executive Officer and a manager of Spriggs Neighborhoods. Messrs. Alloy are the indirect beneficial owners of Spriggs Neighborhoods. Under the agreement, Spriggs Road agreed to purchase, and Spriggs Neighborhoods agreed to sell, approximately 193 acres of developed land located in Prince William County, Virginia contingent upon the successful rezoning of the property in accordance with our residential development plan. The contract was amended so that transfer of the property could be accomplished by an assignment of 100% of the membership interests in Spriggs Neighborhoods, LLC from Neighborhood Holdings, LLC to Neighborhoods Capital, LLC whereby Spriggs Neighborhoods would become our indirect subsidiary. We closed the transaction in December 2005. The purchase price for the entire property was approximately $40.3 million which included carrying costs, engineering costs and fees, costs, assessments and expenses incurred by Spriggs Neighborhoods in connection with its ownership of the property.
     We believe that each of the above referenced transactions was made on terms no less favorable to us than could have been obtained from an unaffiliated third party.
Heritage Contracting, LLC
     In 2006 and 2005, Stanley Martin Companies, Inc. (“SMC”) entered into subcontracting agreements with Heritage Contracting, LLC, which is beneficially owned by Steven B. Alloy, our Chief Executive Officer and President, and Martin K. Alloy, our Chairman, to provide construction services and materials for certain of our homes. Heritage Contracting is not a subsidiary of ours. Agreements with Heritage Contracting are entered into after competitive bidding and arms-length negotiations and contain customary terms and conditions. During 2006 and 2005, fees paid to Heritage Contracting by SMC totaled approximately $3.1 million and $6.1 million, which represented approximately 2.6% and 6.6% of our total fiscal 2006 and 2005 subcontracting fees. In addition, SMC provides accounting and other management services to Heritage Contracting. During 2006 and 2005, fees paid to SMC and cost reimbursements for such services totaled approximately $109,992 and $101,728, respectively.
     On June 1, 2005, SMC, as sublessor, entered into a sublease agreement with Heritage Contracting with respect to our Virginia division’s approximately 6,000 square foot design studio located within Heritage Contracting’s approximately 23,300 square foot leased premises in Chantilly, Virginia. The sublease term commenced June 1, 2005 and expires on May 31, 2011. The yearly base rent, payable in monthly installments, is approximately $54,312 and will increase approximately 3% at the end of each twelve-month period. SMC acts as the guarantor on behalf of Heritage Contracting, as lessee, under the lease agreement with APA Properties No. 5, L.P., a lessor unaffiliated with us, for the approximately 23,300 square foot premises in Chantilly, Virginia. Heritage Contracting’s lease term commenced June 1, 2001 and expires May 31, 2011. Heritage Contracting’s yearly base rent, payable in monthly installments, is approximately $209,000 and will increase approximately 3% at the end of each twelve-month period.
     We believe that each of the above referenced transactions was made on terms no less favorable to us than could have been obtained from an unaffiliated third party.
Duball, LLC
     In 2006 and 2005, the Company entered into agreements with Duball, LLC, which is beneficially owned by Steven B. Alloy, our President and Chief Executive Officer and Martin K. Alloy, our Chairman, to provide land development services for our homebuilding operations. Duball, LLC is not a subsidiary of ours. During 2006, 2005 and 2004 fees paid to Duball, LLC totaled approximately $1,480,000, $746,000 and $10,000, respectively. Included in the amounts paid to Duball, LLC are commissions on the sale of certain undeveloped parcels of land of approximately $449,000 as part of the Residential land sales.
Indemnity Agreements
     We have entered into a general indemnity agreement, with respect to which, in each case, we serve as the indemnitor and bear liability towards the surety for bonds issued on behalf of our affiliated entity, Stanley Martin Woodlands, LLC, that engages in development and construction of communities. Under these agreements, we covenant to maintain a tangible net worth of at least $30 million and, in certain cases, we agree to maintain for the surety a cash escrow account of approximately $2.9 million.
Home Purchase
     We offer our employees who have been employed at least one year a 5% discount on new homes plus design studio options at cost. Employees who have been employed at least one year are also offered a mortgage discount of one point from the total points on the loan and a reduction in the underwriting fee and document review fee. In 2006, one employee purchased a home from us with a discount of $50,000. In 2005, three employees purchased homes from us with discounts that ranged from $33,000 to $35,000.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees paid to Principal Accountant
Audit Fees
     The aggregate fees billed or anticipated to be billed by KPMG LLP for 2006 and 2005 for professional services rendered for the audit of our consolidated and combined financial statements, for the reviews of the unaudited condensed consolidated and combined financial statements included in our Quarterly Reports on Form 10-Q during 2006 and 2005, or for services normally provided by our independent registered public accounting firm in connection with statutory or regulatory filings or engagements, including comfort and consent letters in connection with SEC filings and financing transactions, for those years were $326,000 and $695,515, respectively.
Audit-Related Fees
     During 2006 and 2005 KPMG LLP did not perform any audit-related sevices for the Company.

Tax Fees
     During 2006 and 2005, KPMG LLP did not perform any tax compliance, tax advice or tax planning services for the Company.
All Other Fees
     There were no fees billed in 2006 and 2005 for products and services provided by KPMG LLP, other than the services described above.
Pre-approval Policies and Procedures
     Martin K. Alloy and Steven B. Alloy are the sole managers of Stanley-Martin Communities, LLC. All of the services covered under the caption “Audit-Related Fees”, “Tax Fees”, and “All Other Fees” were approved in advance by Martin K. Alloy and Steven B. Alloy.
Principal Accountant Independence
     Martin K. Alloy and Steven B. Alloy, acting as sole managers, have determined that the provision for all non-audit services performed by KPMG, LLP were compatible with maintaining independence.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) The following documents are filed as part of this Annual Report on Form 10-K:
     (1) Financial Statements
     (2) Financial Statement Schedule
All schedules are omitted since the required information is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the financial statements or notes thereto.
     (3) Exhibits
The following exhibits are filed with this Report or incorporated by reference:

3.1*	Certificate of Formation of Stanley Martin Communities

3.2*	Operating Agreement of Stanley-Martin Communities, LLC

3.3*	Certificate of Incorporation of Stanley-Martin Financing Corp.

3.4*	Certificate of Amendment of Certificate of Incorporation of Stanley-Martin Financing Corp.

3.5*	Bylaws of Stanley-Martin Financing Corp.

3.6*	Articles of Organization of Beech Grove Neighborhoods, LLC

3.7*	Limited Liability Company Operating Agreement of Beech Grove Neighborhoods, LLC

3.8*	Amendment to Operating Agreement of Beech Grove Neighborhoods, LLC

3.9*	Articles of Organization of Bram Neighborhoods, LLC

3.10*	Limited Liability Company Operating Agreement of Bram Neighborhoods, LLC

3.11*	Articles of Organization of Bram III Neighborhoods, LLC

3.12*	Limited Liability Company Operating Agreement of Bram III Neighborhoods, LLC

3.13*	Amendment to Operating Agreement of Bram III Neighborhoods, LLC

3.14*	Articles of Organization of Coles Run Neighborhoods, LLC

3.15*	Limited Liability Company Operating Agreement of Coles Run Neighborhoods, LLC

3.16*	Articles of Organization of Fair Oaks Neighborhoods, LLC

3.17*	Limited Liability Company Operating Agreement of Fair Oaks Neighborhoods, LLC

3.18*	Articles of Organization of Glenkirk Neighborhoods, LLC

3.19*	Limited Liability Company Operating Agreement of Glenkirk Neighborhoods, LLC

3.20*	Articles of Organization of Glynn Tarra Estates, LLC

3.21*	Amended and Restated Limited Liability Company Operating Agreement of Glynn Tarra Estates, LLC

3.22*	Articles of Organization of KF Neighborhoods, LLC

3.23*	Limited Liability Company Operating Agreement of KF Neighborhoods, LLC

3.24*	Limited Liability Company Operating Agreement of KF Neighborhoods, LLC

3.25*	Articles of Organization of KF II Neighborhoods, LLC

3.26*	Limited Liability Company Operating Agreement of KF II Neighborhoods, LLC

3.27*	Articles of Organization of Landmark Neighborhoods, LLC

3.28*	Limited Liability Company Operating Agreement of Landmark Neighborhoods, LLC

3.29*	Articles of Organization of Marumsco Neighborhoods, LLC

3.30*	Limited Liability Company Operating Agreement of Marumsco Neighborhoods, LLC

3.31*	Articles of Organization of Neighborhoods Capital, LLC

3.32*	Limited Liability Company Operating Agreement of Neighborhoods Capital, LLC

3.33*	Articles of Organization of Neighborhoods I, LLC

3.34*	Articles of Amendment to Articles of Organization of Neighborhoods I, LLC

3.35*	Limited Liability Company Operating Agreement of Neighborhoods I, LLC

3.36*	Articles of Organization of Neighborhoods II, LLC

3.37*	Limited Liability Company Operating Agreement of Neighborhoods II, LLC

3.38*	Articles of Organization of Neighborhoods II, LLC

3.39*	Articles of Amendment to the Articles of Organization of Neighborhoods III, LLC

3.40*	Limited Liability Company Operating Agreement of Neighborhoods III, LLC

3.41*	Articles of Organization of Neighborhoods IV, LLC

3.42*	Limited Liability Company Operating Agreement of Neighborhoods IV, LLC

3.43*	Articles of Organization of Neighborhoods V, LLC

3.44*	Limited Liability Company Operating Agreement of Neighborhoods V, LLC

3.45*	Amendment to Operating Agreement of Neighborhoods V, LLC

3.46*	Articles of Organization of Neighborhoods VI, LLC

3.47*	Limited Liability Company Operating Agreement of Neighborhoods VI, LLC

3.48*	Articles of Organization of Old Dominion Neighborhoods, LLC

3.49*	Limited Liability Company Operating Agreement of Old Dominion Neighborhoods, LLC

3.50*	Articles of Organization of Spring Park Neighborhoods, LLC

3.51*	Limited Liability Company Operating Agreement of Spring Park Neighborhoods, LLC

3.52*	Articles of Organization of Wall Neighborhoods, LLC

3.53*	Limited Liability Company Operating Agreement of Wall Neighborhoods, LLC

3.54*	Articles of Organization of Wildewood Neighborhoods, LLC

3.55*	Limited Liability Company Operating Agreement of Wildewood Neighborhoods, LLC

3.56*	Articles of Organization of Zion Neighborhoods, LLC

3.57*	Limited Liability Company Operating Agreement of Zion Neighborhoods, LLC

3.58*	Articles of Amendment to Articles of Organization to Brambleton Neighborhoods, LLC

3.59*	Articles of Organization of Shirlington Neighborhoods, LLC

3.60*	Limited Liability Company Operating Agreement of Shirlington Neighborhoods, LLC

3.61	Limited Liability Company Operating Agreement for Avalon West Neighborhoods, LLC (filed herewith)

3.62	Articles of Organization of Avalon West Neighborhoods, LLC (filed herewith)

4.1*	Indenture dated as of August 10, 2005 by and among Stanley-Martin Communities, LLC, Stanley- Martin Financing Corp., each of the Guarantors named therein and The Bank of New York

4.2*	Form of Senior Subordinated Note

4.3*	Registration Rights Agreement dated as of August 10, 2005 by and among Stanley-Martin Communities, LLC, Stanley-Martin Financing Corp, each of the Guarantors named therein and Wachovia Capital Markets, LLC

10.1*	Purchase Agreement dated as of August 3, 2005 by and among Stanley-Martin Communities, LLC, Stanley-Martin Financing Corp., each of the Guarantors named therein and Wachovia Capital Markets, LLC

10.2*	Lot Purchase Agreement by and between Wildewood Residential, LLC and Wildewood Neighborhoods, LLC

10.3*	First Amendment to Lot Purchase Agreement by and between Wildewood Residential, LLC and Wildewood Neighborhoods, LLC

10.6*	Lot Purchase Agreement between Renaissance at Woodlands, LLC and Neighborhoods I, LLC

10.7*	First Amendment to Lot Purchase Agreement by and between Renaissance at Woodlands, LLC and Neighborhoods I, LLC

10.8*	Assignment and Assumption of Lot Purchase Agreement by and between Renaissance at Woodlands, LLC and Neighborhoods I, LLC

10.9*	Lot Purchase Agreement by and between Renaissance at Woodlands, LLC and Neighborhoods I, LLC

10.11*	Second Amendment to Lot Purchase Agreement by and between Renaissance at Woodlands, LLC and Neighborhoods I, LLC

10.12*	Assignment and Assumption of Lot Purchase Agreement by and between Renaissance at Woodlands, LLC and Neighborhoods I, LLC

10.13*	First Modified and Restated Loan Agreement among Neighborhoods Capital, LLC, certain Lenders identified therein, Wachovia Capital Markets, LLC, Wachovia Bank and Branch Banking and Trust Company, Southtrust Bank and Key Bank National Association dated as of November 15, 2004.

10.14*	Real Estate Contract dated July 5, 2005 by and between The Shaeffer Family and West End Group of Investors and Stanley Martin Companies, Inc.

10.16*	Long Term Incentive Compensation Plan and Agreement with Stuart M. Ginsberg dated November 23, 2005

10.19*	Long Term Incentive Compensation Plan and Agreement with Michael I. Roman dated November 23, 2005

10.20*	Long Term Incentive Compensation Plan and Agreement with Michael E. Schnitzer dated November 23, 2005

10.21*	Second Amendment to Lot Purchase Agreement by and between Wildewood Residential, LLC and Wildewood Neighborhoods, LLC

10.22*	First Modification Agreement by and among Neighborhoods Capital, LLC, certain Lenders identified therein and Wachovia Bank, dated as of July 11, 2005

10.23*	Second Modification Agreement by and among Neighborhoods Capital, LLC, certain Lenders identified therein and Wachovia Bank, dated as of October 5, 2006

10.24	Long Term Incentive Compensation Plan and Agreement with David W. Duggar dated November 2, 2006 (filed herewith)

10.25	Long Term Incentive Compensation Plan and Agreement with Gordon B. Thomas dated November 2, 2006 (filed herewith)

10.26	The Third Modification Agreement by and among Neighborhoods Capital, LLC and Wachovia Bank, National Association dated October 5, 2006 is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 30, 2006

10.27	The Fourth Modification Agreement by and among Neighborhoods Capital, LLC and Wachovia Bank, National Association dated November 27, 2006 is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 30, 2006

10.28	Neighborhood Holdings, LLC Assignment and Contribution Agreement dated September 20, 2006 (filed herewith)

12.1	Ratio of Earnings to Fixed Charges (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

31 (a)	Rule 13a-14(a) Certification by Steven B. Alloy, President and Chief Executive Officer (filed herewith)

(b)	Rule 13a-14(a) Certification by Michael I. Roman, Chief Financial Officer (filed herewith)

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (filed herewith)

*	Incorporated by reference to the corresponding exhibit to the Registrants’ Registration Statement of Form S-4 filed on December 17, 2005 with the Securities and Exchange Commission, as amended.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Stanley-Martin Communities, LLC
(Registrant)

March 27, 2007	By:	/s/ Michael I. Roman
Michael I. Roman
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated:

Signature	Title	Date

/s/ Steven B. Alloy	Manager, President, Chief Executive Officer	March 27, 2007
Steven B. Alloy

/s/ Michael I. Roman	Chief Financial Officer (Principal Financial Officer)	March 27, 2007
Michael I. Roman

Exhibit Index

Exhibit
Number	Description
10.24	Long Term Incentive Compensation Plan and Agreement with David W. Duggar dated November 2, 2006 (filed herewith)

10.25	Long Term Incentive Compensation Plan and Agreement with Gordon B. Thomas dated November 2, 2006 (filed herewith)

10.28	Neighborhood Holdings, LLC Assignment and Contribution Agreement dated September 20, 2006 (filed herewith)

12.1	Ratio of Earnings to Fixed Charges (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

31(a)	Rule 13a-14 (a) Certification by Steven B. Alloy, Chief Executive Officer (filed herewith)

31(b)	Rule 13a-14(a) Certification by Michael I. Roman, Chief Financial Officer (filed herewith)

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (filed herewith)