Form 10-Q
period 2007-03-31
Stanley-Martin Communities, LLC
filed 2007-05-11
CIK 1344478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended March 31, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-130488
STANLEY-MARTIN COMMUNITIES, LLC
(Exact name of registrant as specified in its charter)

Delaware	03-0410135

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11111 Sunset Hills Road, Suite 200, Reston, VA	20190

(Address of principal executive offices)	(Zip Code)
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

Stanley-Martin Communities, LLC and Subsidiaries
Table of Contents

		Page
		No.
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at March 31, 2007 (Unaudited) and December 31, 2006	F-1
	Condensed Consolidated and Combined Statements of Operations (Unaudited) For the Three
	Months Ended March 31, 2007 and 2006	F-2
	Condensed Consolidated and Combined Statements of Cash Flows (Unaudited) For the Three
	Months Ended March 31, 2007 and 2006	F-3
	Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)	F-4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3	Quantitative and Qualitative Disclosure About Market Risk	13
Item 4.	Controls and Procedures	13

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 6.	Exhibits	14
Signatures		15
Certification
Certification
Written Statement of Chief Executive Officer and Chief Financial Officer

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STANLEY-MARTIN COMMUNITIES, LLC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(unaudited)
Assets

Cash and cash equivalents	$6,749,011	$2,845,724
Real estate inventory	293,231,013	281,965,819
Deposits and escrows, net	3,847,655	4,504,954
Property and equipment, net	2,000,704	2,135,396
Due from related parties	197,477	154,851
Accounts receivable	1,544,670	1,725,563
Deferred financing costs, net	4,587,294	4,724,913
Other assets	2,363,169	2,038,357

	$314,520,993	$300,095,577

Liabilities and Member’s Capital

Liabilities:
Debt	$221,500,000	$205,500,000
Accounts payable and accrued expenses	7,310,698	6,508,057
Due to related parties	10,492	9,020
Accrued interest payable	2,286,692	5,880,755
Purchaser deposits	4,215,086	2,802,833
Cost to complete and customer services reserves	5,798,201	5,592,766
Other liabilities	2,201,249	2,226,596

Total liabilities	243,322,418	228,520,027

Minority interest	420,915	451,105
Members’ capital	70,777,660	71,124,445

	$314,520,993	$300,095,577

See accompanying notes to consolidated and combined financial statements.

STANLEY-MARTIN COMMUNITIES, LLC AND SUBSIDIARIES
Condensed Consolidated and Combined Statements of Operations
(unaudited)

	Three months ended March 31,
	2007	2006
Revenues:
Homebuilding sales	$26,427,123	$43,070,805
Financial services	2,204,168	2,841,302
Management services	44,410	24,032

Total revenues	28,675,701	45,936,139

Operating expenses:
Cost of sales	20,142,901	30,795,253
Selling and marketing expenses	2,130,023	2,732,547
General and administrative expenses	5,185,273	6,719,307

Operating income	1,217,504	5,689,032

Gain (loss) on derivative contracts, net	(164,372)	628,620
Other income, net	186,278	185,446

Net income before minority interest	1,239,410	6,503,098
Minority interest	(86,195)	(178,566)

Net income	1,153,215	6,324,532

Distributions to members	(1,500,000)	—
Beginning member’s capital	71,124,445	65,348,373

Member’s capital/stockholders’ equity	$70,777,660	$71,672,905

See accompanying notes to consolidated and combined financial statements.

STANLEY-MARTIN COMMUNITIES, LLC AND SUBSIDIARIES
Condensed Consolidated and Combined Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,153,215	$6,324,532
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	149,283	134,006
Changes in fair value of derivative contracts	221,423	(670,258)
Minority interest	86,195	178,566

Change in:
Real estate inventory	(10,922,140)	(68,386,211)
Accounts receivable and other assets	(365,342)	(903,155)
Due to/from related parties	(41,154)	2,249,439
Deposits and escrows	657,299	4,042,426
Accounts payable and accrued expenses	802,641	(2,280,215)
Purchaser deposits	1,412,253	(714,265)
Accrued interest payable	(3,594,063)	(3,387,466)
Other liabilities	(25,347)	863,559

Total adjustments	(11,618,952)	(68,873,574)

Net cash used in operating activities	(10,465,737)	(62,549,042)

Cash flows used in investing activities — purchases of property and equipment	(14,591)	(502,349)

Cash flows from financing activities:
Repayments of loans payable	(2,750,000)	(25,394,963)
Draws on line of credit, net	18,750,000	54,000,000
Distribution to members	(1,500,000)	—
Distribution to minority partners	(116,385)	(123,829)

Net cash provided by financing activities	14,383,615	28,481,208

Net increase (decrease) in cash and cash equivalents	3,903,287	(34,570,183)
Cash and cash equivalents at beginning of period	2,845,724	44,331,867

Cash and cash equivalents at end of period	$6,749,011	$9,761,684

Supplemental disclosures of cash flow information:
Cash paid during the period for interest net of capitalized interest of $8,444,143 and $8,082,172, respectively	$40,300	$54,703
See accompanying notes to consolidated and combined financial statements.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
(1)	Summary of Significant Accounting Policies
(a)	Background and Principles of Consolidation and Combination

The accompanying unaudited consolidated and combined financial statements of Stanley-Martin Communities, LLC (“the Company”) include the accounts of Neighborhoods Capital, LLC and subsidiaries (“Capital”), Stanley Martin Financing Corp., Stanley Martin Companies, LLC (“SMC”), Stanley-Martin Custom Homes, LLC, First Heritage Mortgage, LLC (“Heritage Mortgage”) and First Excel Title, LLC (“FET”). These entities are under the common control of a single group of owners, Martin and Steven Alloy, father and son (“the Control Group)”. The Control Group owns a majority of the voting interest of all the entities. The Company is a wholly-owned subsidiary of Neighborhood Holdings, LLC (“Holdings”), in which the Control Group owns 100% of the voting interests. All intercompany balances and transactions have been eliminated in consolidation and combination. The Company is a Delaware limited liability company and no termination date has been specified in the operating agreement.

Capital is engaged in the development of residential communities and the design, marketing, construction and sale of single family homes and townhouses in the greater Washington, D.C. metropolitan area. Capital develops its communities through wholly owned subsidiaries. The termination date of Capital as defined in the Articles of Organization filed with the Virginia State Corporation Commission, is December 31, 2015.

SMC is a residential construction management services company and provides services primarily to the entities identified above. SMC was formed on October 31, 1966. SMC was a taxable C corporation for the period July 1, 2005 to December 31, 2006. On January 1, 2007 SMC became a Maryland limited liability company.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The March 31, 2007 balance sheet amounts and disclosures included herein have been derived from our March 31, 2007 unaudited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, the Company suggests that they be read in conjunction with the consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position of March 31, 2007, and the results of its operations and cash flows for the three months ended March 31, 2007 and 2006. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
The Company evaluates its deposits related to fixed price lot acquisition contracts based on the provisions of Financial Accounting Standards Board Interpretation No. 46, revised, Consolidation of Variable Interest Entities, or FIN 46R. FIN 46R requires the primary beneficiary of a variable interest entity (VIE) to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of variable interests. The Company has no lot acquisition contracts that would require consolidation of the related VIE.
We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles in the accompanying unaudited condensed consolidated and combined financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated and combined financial statements should be read in conjunction with the consolidated and combined financial statements as of and for the year ended December 31, 2006.
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

Homebuilding

The Company builds single family and townhouse residences which generally are produced on a pre-sold basis for the ultimate customer. Revenues are recognized at the time units are completed and title passes to the customer at settlement.

Mortgage Loans and Title Fees

The Company, through its investment in Heritage Mortgage, has a loan purchase agreement with George Mason Mortgage, L.L.C., (Mason) whereby Heritage Mortgage agrees to sell and deliver to Mason all mortgage loans that it originates on the date the loans are settled with the mortgage borrower. The price at which the mortgage loans will be sold to Mason is fixed as of the date Heritage Mortgage enters into a rate lock commitment with the borrower and is not subject to fluctuations based on changes in market conditions. If a prospective borrower cancels the loan agreement, the forward sale of the loan to Mason is also cancelled. Heritage Mortgage records mortgage loan fees and gains on the sale of mortgage loans at the date the loans are settled with the mortgage borrower and concurrently sold and delivered to Mason. Heritage Mortgage also has an arrangement whereby it receives additional consideration on the loans sold to Mason calculated as

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
the difference between the interest earned by Mason on the purchased loans prior to sale to another investor and an agreed upon variable interest factor. Mason generally sells these loans within four weeks from the purchase from Heritage Mortgage. The additional consideration is included in gain on sale of mortgage loans in the financial statements on an accrual basis.
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

When assessing the lower of cost or estimated fair value less cost to sell, estimated fair value less cost to sell equals the estimated sales price reduced by the sum of the estimated direct, indirect, overhead, and finance costs capitalized as inventory costs and the direct selling expenses. Important factors involved in this estimation process include estimated sales prices, dates of disposition, and interest rates. These variable assumptions are based on current market conditions and management’s judgment with respect to general economic conditions.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
(e)	Warranty Accruals

Warranty accruals are established to provide for probable future expenses that can be reasonably estimated as a result of construction, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, if any, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and other outside counsel retained to handle specific product liability cases. This liability is included in cost to complete and customer service reserves. The following table reflects the changes in the Company’s accrued liability for warranty costs for the three months ended March 31, 2007 and 2006.

	Three months ended March 31,
	2007	2006
Balance, Beginning of period	$1,243,051	$1,014,738
Provision	124,158	738,500
Payments	(443,187)	(1,162,961)

Balance, End of period	$924,022	$590,277

(f)	Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of three months or less.

(g)	Financial Instruments

The Company accounts for its derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company has interest rate swaps and an interest rate collar which are considered derivative instruments. The Company entered into these derivative contracts to economically hedge its exposure to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes. The Company has not designated the interest rate swaps or collar as cash flows hedges for financial reporting purposes. Amounts paid or received under these agreements and changes in the fair values of the instruments are recognized as “Gain (loss) on derivative contracts, net” in the consolidated and combined statements of operations. The fair value of the collar and swaps are reflected in the consolidated balance sheets as a component of either other assets or other liabilities.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
(h)	Property and Equipment

Property and equipment is stated at cost and is depreciated using the straight-line method over estimated useful lives as follows:

Useful lives
Office furniture and equipment	3-10 years
Leasehold improvements	Life of lease
Motor vehicles	3 years
(i)	Income Taxes

The Company is a limited liability company which is not subject to income taxes because each member reports its share of taxable income, gains, losses, deductions, and credits on their income tax returns. Capital and, as of January 1, 2007, SMC are also limited liability companies. SMC was a C corporation for the period July 1, 2005 to December 31, 2006. Accordingly, no federal or state income taxes have been provided for in the consolidated and combined financial statements for the three months ended March 31, 2007. SMC’s tax expense for 2006 is inconsequential. Income tax expense is included in selling, general and administrative expenses in the statements of operations for the three months ended March 31, 2006. The Company implemented FIN 48, “Accounting for Uncertainty in Income Taxes”, as of January 1, 2007. There was not any effect to the financial statements.
(2)	Real Estate Inventory

Real estate inventory consists of the following:

	March 31,	December 31,
	2007	2006
Land	$199,795,574	$202,786,222
Construction costs	63,999,744	52,768,575
Finance costs	29,435,695	26,411,022

	$293,231,013	$281,965,819

The Company capitalizes most interest costs to inventory during the development and construction period. Capitalized interest is charged to cost of revenues when the related inventory is delivered for sale. Interest incurred, capitalized and charged to cost of revenues for the three-month periods ended March 31, 2007 and 2006 is summarized as follows (amounts in thousands):

	Three months ended March 31,
	2007	2006
Interest incurred and capitalized	$4,850,080	$4,694,706
Interest cost unrelated to homebuilding expensed	40,300	54,703
Capitalized interest amortized to cost of sales	1,056,285	1,206,582

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
(3)	Property and Equipment

Property and equipment consists of the following:

	March 31,	December 31,
	2007	2006
Office furniture and equipment	$3,586,848	$3,572,257
Leasehold improvements	732,245	732,245
Motor vehicles	97,843	97,843

	4,416,936	4,402,345
Less accumulated depreciation	(2,416,232)	(2,266,949)

	$2,000,704	$2,135,396

(4)	Debt

Debt consists of the following as of:

	March 31,	December 31,
	2007	2006
Senior subordinated notes, bearing interest at 9.75% payable semi-annually, due August 2015	$150,000,000	$150,000,000
Senior secured credit facility, $150.0 million line of credit, bearing interest at one month LIBOR plus 1.75% to 2.25% (7.07% and 7.10% at March 31, 2007 and December 31, 2006, respectively) due December 2009	71,500,000	52,750,000
Deferred purchase money deed of trust, bearing interest at 8.0%, paid in full January 31, 2007 with proceeds from senior credit facility	—	2,750,000

	$221,500,000	$205,500,000

The senior subordinated notes are guaranteed by certain subsidiaries of the Company (see note 10).
The line of credit had a borrowing capacity of $150 million at March 31, 2007 and December 31, 2006. The line of credit and the loans payable are secured by real estate inventory. Interest payments on the line of credit are required monthly. The interest rate on the line of credit fluctuates quarterly between 1.75% and 2.25% above one month LIBOR based on Capital’s senior debt to equity ratio.
The Company estimates that the fair value of its debt is approximately $205,000,000 and $175,500,000 at March 31, 2007 and December 31, 2006, respectively.
Under the Company’s debt agreements, Capital is required to, among other things, maintain certain financial statement ratios and a minimum net worth and is subject to limitations on inventories and indebtedness. The Company believes that it is in compliance with these requirements and is not aware of any covenant violations.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
The Trust Indenture related to the senior subordinated notes permits payments of distributions including but not limited to the following: a) a permitted tax dividend to allow the direct and indirect beneficial owners of the equity interests to pay taxes on the net income generated by Stanley-Martin Communities, LLC; b) up to $4.0 million each calendar year to allow Neighborhood Holdings to make required monthly payments to the Neighborhood Holdings Series A Investors; c) up to $500,000 each calendar year to allow Neighborhood Holdings to pay corporate overhead expenses incurred in the ordinary course of business; and d) an aggregate $5.0 million of additional ‘Restricted Payments’ (as defined therein) from the Issue Date. In addition, the Trust Indenture provides that up to fifty percent (50%) of consolidated net income for a period may be distributed only to the extent certain ratios are maintained (the Ratio Exception as defined in the Trust Indenture) by the Company.
(5)	Derivative Instruments and Hedging Activities
In December 2004, the Company entered into an interest rate swap agreement with a $12,500,000 notional amount. The swap agreement requires the Company to make payments at a fixed rate of 4.12% and matures December 2009. The Company receives variable payments based upon one-month LIBOR on the swap.
In December 2005, the Company entered into an interest rate swap agreement with a $25,000,000 notional amount. The swap agreement requires the Company to make payments at a fixed rate of 5.01% and matures December 2010. The Company receives variable payments based upon one-month LIBOR.
On October 2, 2006, the Company entered into an interest rate protection agreement with a notional amount of $12,500,000. The agreement has an interest rate cap of 5.5% and an interest rate floor of 4.65% and matures October 2011.
The Company recorded a gain (loss) on the derivative instrument of ($164,372) and $628,620 for the three month periods ended March 31, 2007 and 2006, respectively.
The fair value of the derivative instruments was $(612) and $220,811 at March 31, 2007 and December 31, 2006 respectively.
(6)	Financial Services Revenues
Financial services revenue related to Heritage Mortgage and FET, the Company’s mortgage banking and title insurance subsidiaries, is as follows:

	Three months ended March 31,
	2007	2006
Loan origination fees	$1,242,499	$1,583,519
Gain on sale of mortgages	894,026	1,072,525
Title insurance premiums	67,643	185,258

Financial services revenue	$2,204,168	$2,841,302

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
(7)	Leases
The Company leases office space in Virginia and Maryland. These noncancellable operating leases expire at various dates through 2016. Total rent expense under these leases was approximately $324,000 and $252,000 for the three months ended March 31, 2007 and 2006, respectively.
The Company’s 6,000 square foot design studio is being subleased from a related party, Heritage Contracting, LLC (see Note 11) for $4,471 a month. The sublease expires on May 31, 2011.
(8)	Minority Interest
The Company owns a 75% interest in Heritage Mortgage. The remaining 25% is held by an unaffiliated investor. The minority member’s share of Heritage Mortgage’s net income was $63,364 and $106,421 for the three months ended March 31, 2007 and 2006, respectively.
The Company owns a 51% interest in First Excel Title. The remaining 49% interest is held by an unaffiliated investor. The minority member’s share of net income was $22,831 and $72,145 for the three months ended March 31, 2007 and 2006, respectively.
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

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
The Company’s segment information is as follows:
     As of and for the three months ended March 31:

	2007
		Financial
	Homebuilding	Services	Totals
Revenues	$26,471,533	$2,204,168	$28,675,701
Depreciation and amortization	105,165	44,119	149,284
Segment net income	939,354	213,861	1,153,215
Segment assets	311,087,965	3,433,028	314,520,993
Expenditures for segment assets	11,451	3,140	14,591

	2006
		Financial
	Homebuilding	Services	Totals
Revenues	$43,094,837	$2,841,302	$45,936,139
Depreciation and amortization	96,231	37,775	134,006
Segment net income	5,930,180	394,352	6,324,532
Segment assets	325,110,107	3,755,658	328,865,765
Expenditures for segment assets	452,334	50,015	502,349
(10)	Supplemental Guarantor and Non-Guarantor Information
All subsidiaries of the Company guarantee the Senior Subordinated Notes except for SMC, Heritage Mortgage, FET, Herndon Neighborhoods, LLC, Spriggs Road Neighborhoods, LLC and Woodlands Neighborhoods, LLC. The separate financial statements of each guaranteeing subsidiary (each a Guarantor Subsidiary) and Stanley-Martin Financing Corp., the co-issuer of the Senior Subordinated Notes, are not presented because the Company has concluded that such financial statements are not material. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary and Stanley-Martin Financing Corp. is 100% owned by the Company. The Company is referred to as the Parent in the following condensed consolidating and combining financial information. Upon issuance of the Senior Subordinated Notes in August 2005, certain subsidiaries engaged in homebuilding activities were designated as guarantors. To the extent that those subsidiaries were in existence in prior periods, the subsidiaries were included in the “Guarantor Subsidiaries” column.
The following condensed, combining and consolidating financial information sets forth the financial position as of March 31, 2007 and December 31, 2006 and the results of operations and cash flows for the three months ended March 31, 2007 and 2006 of the Parent, the Guarantor Subsidiaries, the Non-Guarantor Homebuilding Subsidiaries and the Other Non-Guarantor Subsidiaries.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Consolidating Balance Sheet as of March 31, 2007

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash	$—	$1,526,870	$4,680,128	$542,013	$—	$6,749,011
Real estate inventory	440,141	179,892,859	115,008,594	—	(2,110,581)	293,231,013
Deposits and escrows	—	3,511,473	336,182	—	—	3,847,655
Due from related parties	146,521,968	(56,290,651)	(89,992,819)	—	(41,021)	197,477
Investment in affiliates	73,244,023	74,110,413	—	—	(147,354,436)	—
Accounts receivable	—	264,581	7,304	1,272,785	—	1,544,670
Other assets	4,587,294	274,629	2,471,014	1,618,230	—	8,951,167

	$224,793,426	$203,290,174	$32,510,403	$3,433,028	$(149,506,038)	$314,520,993

Debt	$150,000,000	$71,500,000	$—	$—	$—	$221,500,000
Accounts payable and accrued expenses	78,360	457,397	4,797,200	2,020,032	(42,291)	7,310,698
Due to related parties	—	—	10,492	—	—	10,492
Purchaser deposits	—	3,847,720	367,366	—	—	4,215,086
Cost to complete and customer service reserves	—	5,798,201	—	—	—	5,798,201
Other liabilities	1,828,125	1,475,777	1,184,039	—	—	4,487,941

	151,906,485	83,079,095	6,359,097	2,020,032	(42,291)	243,322,418
Minority interest	—	—	—	420,915	—	420,915
Members’ capital	72,886,941	120,211,079	26,151,306	992,081	(149,463,747)	70,777,660

	$224,793,426	$203,290,174	$32,510,403	$3,433,028	$(149,506,038)	$314,520,993

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Consolidating Balance Sheet as of December 31, 2006

			Non-Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash	$—	$888,326	$1,138,737	$818,661	$—	$2,845,724
Real estate inventory	331,751	154,273,600	129,634,439	—	(2,273,971)	281,965,819
Deposits and escrows	—	2,248,729	2,256,225	—	—	4,504,954
Due from related parties	151,653,013	(57,852,696)	(93,627,117)	—	(18,349)	154,851
Accounts receivable	—	391,581	20,903	1,313,079	—	1,725,563
Investment in affiliates	72,343,504	77,235,473	—	—	(149,578,977)	—
Other assets	4,724,914	237,551	2,686,856	1,249,345	—	8,898,666

	$229,053,182	$177,422,564	$42,110,043	$3,381,085	$(151,871,297)	$300,095,577

Debt	$150,000,000	$52,750,000	$2,750,000	$—	$—	$205,500,000
Accounts payable and accrued expenses	171,660	347,437	4,107,814	1,900,764	(19,618)	6,508,057
Due to related parties	—	—	9,020	—	—	9,020
Purchaser deposits	—	1,732,634	1,070,199	—	—	2,802,833
Cost to complete and customer service reserves	—	5,533,374	59,392	—	—	5,592,766
Other liabilities	5,484,375	1,141,319	1,481,657	—	—	8,107,351

	155,656,035	61,504,764	9,478,082	1,900,764	(19,618)	228,520,027
Minority interest	—	—	—	451,105	—	451,105
Members capital	73,397,147	115,917,800	32,631,961	1,029,216	(151,851,679)	71,124,445

	$229,053,182	$177,422,564	$42,110,043	$3,381,085	$(151,871,297)	$300,095,577

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Consolidating Statement of Operations for the
Three months Ended March 31, 2007

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding sales	$—	$26,427,123	$—	$—	$—	$26,427,123
Financial services	—	—	—	2,204,168	—	2,204,168
Management services	—	—	1,445,859	—	(1,401,449)	44,410

Total revenues	—	26,427,123	1,445,859	2,204,168	(1,401,449)	28,675,701

Operating expenses:
Cost of sales	—	21,828,721	(94,250)	—	(1,591,570)	20,142,901
Selling and marketing expenses	—	2,040,655	50,292	12,345	26,731	2,130,023
General and administrative expenses	111,722	408,422	2,773,362	1,891,767	—	5,185,273

Operating income (loss)	(111,722)	2,149,325	(1,283,545)	300,056	163,390	1,217,504
Equity in earnings (losses) of affiliates	1,101,547	2,152,160	—	—	(3,253,707)	—
Gain on derivative contracts, net	—	(164,372)	—	—	—	(164,372)
Other income, net	—	128,197	58,081	—	—	186,278

Net income (loss) before minority interest	989,825	4,265,310	(1,225,464)	300,056	(3,090,317)	1,239,410
Minority interest	—	—	—	(86,195)	—	(86,195)

Net income (loss)	$989,825	$4,265,310	$(1,225,464)	$213,861	$(3,090,317)	$1,153,215

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Combining Statement of Operations for the
Three Months Ended March 31, 2006

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Homebuilding sales	$—	$43,070,805	$1,830,728	$—	$(1,830,728)	$43,070,805
Financial services	—	—	—	2,841,302	—	2,841,302
Management services	—	—	2,836,192	—	(2,812,160)	24,032

Total revenues	—	43,070,805	4,666,920	2,841,302	(4,642,888)	45,936,139

Cost of sales	—	33,618,913	994,426	—	(3,818,086)	30,795,253
Selling and marketing expenses	—	2,721,319	144,470	37,771	(171,013)	2,732,547
General and administrative expenses	73,421	470,072	4,037,626	2,230,613	(92,425)	6,719,307

Operating income (loss)	(73,421)	6,260,501	(509,602)	572,918	(561,364)	5,689,032

Equity in earnings (losses) of affiliates	7,323,103	6,376,716	—	—	(13,699,819)	—
Gain on derivative contracts, net	—	628,620	—	—	—	628,620
Other income, net	—	143,337	42,109	—	—	185,446

Net income (loss) before minority interest	7,249,682	13,409,174	(467,493)	572,918	(14,261,183)	6,503,098

Minority interest	—	—	—	(178,566)	—	(178,566)

Net income (loss)	$7,249,682	$13,409,174	$(467,493)	$394,352	$(14,261,183)	$6,324,532

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Consolidating Statement of Cash Flows for the
Three Months Ended March 31, 2007

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$989,825	$4,265,310	$(1,225,464)	$213,861	$(3,090,317)	$1,153,215
Equity in losses (earnings) of affiliates	(1,101,547)	(2,152,160)	—	—	3,253,707	—
Changes in real estate inventory	29,230	(25,354,432)	14,566,452	—	(163,390)	(10,922,140)
Other operating activities	1,582,492	7,879,826	(9,788,146)	(370,984)	—	(696,812)

Net cash provided by (used in) operating activities	1,500,000	(15,361,456)	3,552,842	(157,123)	—	(10,465,737)

Investing activities:
Net cash used in investing activities — purchases of property and equipment	—	—	(11,451)	(3,140)	—	(14,591)

Financing activities:
Borrowings (repayments) of loans payable, net	—	(2,750,000)	—	—	—	(2,750,000)
Draws on (repayments of) line of credit	—	18,750,000	—	—	—	18,750,000
Distribution to members	(1,500,000)	—	—	—	—	(1,500,000)
Distributions to minority partners	—	—	—	(116,385)	—	(116,385)

Net cash provided by (used in) financing activities	(1,500,000)	16,000,000	—	(116,385)	—	14,383,615

Increase (decrease) in cash and cash equivalents	—	638,544	3,541,391	(276,648)	—	3,903,287
Cash and cash equivalents, beginning of period	—	888,326	1,138,737	818,661	—	2,845,724

Cash and cash equivalents, end of period	$—	$1,526,870	$4,680,128	$542,013	$—	$6,749,011

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Combining Statement of Cash Flows for the
Three Months Ended March 31, 2006

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Combined
Operating activities:
Net income (loss)	$7,249,682	$13,409,174	$(467,493)	$394,352	$(14,261,183)	$6,324,532
Equity in losses of affiliates	(7,323,103)	(6,376,716)	—	—	13,699,819	—
Changes in real estate inventory	—	(38,131,281)	(30,816,294)	—	561,364	(68,386,211)
Other operating activities	73,421	(52,042,681)	52,487,929	(1,006,032)	—	(487,363)

Net cash provided by (used in) operating activities	—	(83,141,504)	21,204,142	(611,680)	—	(62,549,042)

Investing activities:
Net cash used in investing activities — purchases of property and equipment	—	—	(452,334)	(50,015)	—	(502,349)

Financing activities:
Borrowings on (repayments of) loans payable, net	—	—	(25,394,963)	—	—	(25,394,963)
Draws on (repayments of) line of credit	—	54,000,000	—	—	—	54,000,000
Distributions to minority partners	—	—	—	(123,829)	—	(123,829)

Net cash provided by (used in) financing activities	—	54,000,000	(25,394,963)	(123,829)	—	28,481,208

Increase (decrease) in cash and cash equivalents	—	(29,141,504)	(4,643,155)	(785,524)	—	(34,570,183)
Cash and cash equivalents, beginning of period	—	32,429,244	9,362,014	2,540,609	—	44,331,867

Cash and cash equivalents, end of period	$—	$3,287,740	$4,718,859	$1,755,085	$—	$9,761,684

(11)	Related Party Transactions
The Company is wholly owned by Neighborhood Holdings, LLC. During all the periods presented, a significant portion of Holding’s operations were conducted through its indirect investment in Capital. During the three months ended March 31, 2007 and 2006, the Company made $1.5 million and $0 in distributions to Holdings, respectively. In the future, the Company may be required to distribute funds to Holdings in order to allow Holdings to meet its operating and financing obligations. The Trust Indenture governing the Senior Subordinated Notes permits annual distributions from the Company to Holdings of, among other things, up to $4.0 million to meet cash distribution obligations of Holdings to its Class A investors and up to $500,000 each year to cover Holdings overhead.
A subsidiary of Capital has lot purchase agreements with a 50% owned joint venture of Holdings to purchase 117 finished lots in Loudoun County, Virginia. The purchase price of the lots is based on a predetermined price schedule that contains price escalators of one and a half percent (1.5%) per quarter based on the timing of the lot purchases. As of December 31, 2006, Capital had purchased 35 lots for $5.7 million. In the first quarter 2007 Capital purchased 5 lots for $916,438. On April 3, 2007, Capital purchased 6 lots for $1.1 million. Thus, Capital has purchased 46 lots as of April 3, 2007 and has an option to purchase 71 additional lots.
Based on the expected timing of the remaining lot purchases and the estimated individual lot purchase prices at that time under these lot purchase agreements, the Company’s estimated remaining purchase obligation is approximately $13.3 million after the April 3, 2007 purchase.
Due from related parties primarily represents amounts due from various entities under the control of the Control Group. Due to related parties primarily represents amounts due to Holdings. All related party receivables and payables are non interest bearing and due on demand.
Management services revenue reported in the statements of operations represents management and accounting support services provided to three related parties, Holdings, Heritage Contracting, LLC and Duball, LLC, through common ownership. The Company utilizes Heritage Contracting, LLC, for contracting services on many of its projects. The Company paid Heritage Contracting approximately $321,000 and $754,000 for these services for the three months ended March 31, 2007 and 2006, respectively. The Company subleases certain space for its design center from Heritage Contracting, LLC (see Note 7). The Company also has certain management and construction services performed by Duball, LLC. The Company paid Duball, LLC approximately $307,000 and $0 for these services for the three months ended March 31, 2007 and 2006, respectively.
(12)	Commitments and Contingencies
(a)	Legal Proceedings
The Company and its subsidiaries are involved in litigation arising from the normal course of business. In the opinion of management, and based on advice of legal counsel, this litigation is not expected to have any material adverse effect on the financial position or results of operations of the Company.
(b)	Guarantees
At March 31, 2007 and December 31, 2006, the Company was contingently liable on performance bonds amounting to approximately $27.2 and $27.4, respectively, to ensure completion of required public improvements related to its homebuilding projects.

The Company is contingently liable under outstanding letters of credit of approximately $2.97 and $2.92 million at March 31, 2007 and December 31, 2006, respectively.
Heritage Mortgage guarantees amounts outstanding under the $10 million warehouse loan facility. At March 31, 2007 and December 31, 2006, the balance on the warehouse loan facility was approximately $5.3 million and $5.0 million, respectively. Heritage Mortgage’s obligation to perform under this guarantee principally arises if Mason defaults on its obligations under the warehouse loan facility. Cardinal Bank, N.A. is the lender on the warehouse loan facility and the parent of Mason. The Company has not recorded any liability related to this guarantee as of March 31, 2007 and December 31, 2006.
Heritage Mortgage is qualified to participate under the VA loan guaranty program and is an approved FHA lender. As a result of its participation in these Federal programs, Heritage Mortgage is required to maintain a minimum net worth of $88,000. At March 31, 2007 and December 31, 2006, Heritage Mortgage was in compliance with the minimum net worth requirements.
The Company has guaranteed amounts due under an operating lease entered into by Heritage Contracting. Payments under the lease in 2006 which were paid by Heritage Contracting were approximately $209,000. Amounts due under this lease increase by 3 percent each year through expiration in May 2011.
(c)	Contract Land Deposits
At March 31, 2007 and December 31, 2006, the Company had entered into various agreements with affiliated and unaffiliated parties to purchase land for approximately $23.4 and $19.2 million, respectively. The Company has made deposits of $657,000 and $455,000 at March 31, 2007 and December 31, 2006, respectively, pertaining to these land purchase agreements. The Company is not the primary beneficiary in any of the variable interest entities that hold these land purchase agreements. In April 2007, the Company purchased property for future development in Herndon Virginia for approximately $3.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
STATEMENT ON FORWARD-LOOKING INFORMATION
     Certain information included herein and in our other reports, SEC filings, statements and presentations is forward-looking within the meaning of the Private Securities Litigation Act of 1995, including, but not limited to, statements concerning our anticipated operating results, financial resources, changes in revenues, changes in profitability, interest expense, growth and expansion, anticipated income to be realized from our investments in unconsolidated entities, the ability to acquire land, the ability to secure governmental approvals and the ability to open new communities, the ability to sell homes and properties, the ability to deliver homes from backlog, the average delivered prices of homes, the ability to secure materials and subcontractors, and the ability to maintain the liquidity and capital necessary to expand and take advantage of future opportunities. In some cases you can identify those so called forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project,” “intend,” “can,” “could,” “might,” or “continue,” or the negative of those words or other comparable words. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in our other reports, SEC filings, statements and presentations. These risks and uncertainties include local, regional and national economic conditions, the demand for homes, domestic and international political events, uncertainties created by terrorist attacks, the effects of governmental regulation , the competitive environment in which we operate, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, the availability of capital, uncertainties and fluctuations in capital and securities markets, changes in tax laws and their interpretation, legal proceedings, the availability of adequate insurance at reasonable cost, the ability of our customers to finance the purchase of homes, the availability and cost of labor and materials, and weather conditions. Additional information concerning potential factors that we believe could cause our actual results to differ materially from expected and historical results is included in “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2006. Moreover, the financial guidance contained herein related to our expected results of operations for fiscal 2007 reflects our expectations as of May 10, 2007 and is not being reconfirmed or updated by this Quarterly Report on Form 10-Q.
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
     When this report uses the words “we,” “us,” and “our,” they refer to Stanley-Martin Communities, LLC and its subsidiaries, unless the context otherwise requires. Reference herein to “fiscal 2007,” and “fiscal 2006,” refer to our fiscal year ending December 31, 2007 and our fiscal year ended December 31, 2006, respectively.
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
     Beginning in the third quarter 2005 and continuing into 2007, we have experienced a slowdown in new contracts signed. The value of new contracts signed in the first quarter 2007 was $51.8 million, a 6.8% decline compared to the value of new contracts signed in the first quarter 2006 and a 25.9% decline compared to the value of new contracts signed in the first quarter 2005. We believe this slowdown is attributable to a decline in consumer confidence, an overall softening of demand for new homes, and an oversupply of homes available for sale. We attribute the reduction in demand to concerns on the part of prospective home buyers about the direction of home prices, due in part to many builders’ advertising price reductions and increased sales incentives, and concerns by the prospective home buyers about being able to sell their existing homes. In addition, we believe speculators and investors are no longer helping to fuel demand. We try to avoid selling homes to speculators, and we generally do not build homes without having a signed agreement of sale and receiving a substantial down payment from a buyer. Nonetheless, we have been impacted by an overall increase in the supply of homes available for sale, as speculators attempt to sell the homes they previously purchased or cancel contracts for homes under construction, and as builders, who, as part of their business strategy, were building homes in anticipation of capturing additional sales in a demand-driven market, attempting to reduce their inventories by lowering prices and adding incentives. In addition, based on the high cancellation rates reported by us and other builders, non-speculative buyer cancellations are also adding to the supply of homes in the marketplace. We experienced a 33% cancellation rate in the third quarter 2006 and an 18% cancellation rate in the fourth quarter 2006. Our first quarter 2007 cancellation rate was 2.2%, well below the 6.9% rate in the first quarter 2006. Our historical cancellation rate has been approximately 7%. When we report contracts signed, the number and value of contracts signed are reported net of any cancellations occurring during the reporting period, whether signed in that reporting period or in a prior period. Despite this slowdown, we remain cautiously optimistic about the future growth of our business. Metropolitan Washington, D.C. demographics remain strong due to the continuing regulation-induced constraints on lot supplies, the growing number of affluent households, low unemployment and strong job creation.
     Geographic and product diversification, access to lower-cost capital, a versatile and abundant home mortgage market and improving demographics are creating opportunities for builders who can control land and persevere through challenging regulatory approval process. We believe that this challenge in our industry favors home building companies with the capital and expertise to control home sites and gain market share. We believe that as the approval process becomes more difficult and as the political pressure from no-growth proponents increases, our expertise in taking land through the approval process and our already approved land positions will provide a competitive advantage.
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
     In the ordinary course of doing business, we must make estimates and judgments that affect decisions on how we operate and on the reported amounts of assets, liabilities, revenues and expenses. These estimates include, but are not limited to, those related to the recognition of income and expenses; impairment of assets; capitalization of costs to inventory; and provisions for litigation, insurance and warranty costs. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate and adjust our estimates based on the information currently available. Actual results may differ from these estimates and assumptions or conditions.

     For the three months ended March 31, 2007, our total homebuilding revenues, home deliveries, and new orders were approximately $26.4 million, 42 homes and 90 new orders, respectively. For the three months ended March 31, 2006, our total homebuilding revenues, home deliveries and new orders were approximately $43.1 million, 57 homes and 94 new orders. At March 31, 2007, we had a backlog of 133 homes with a value of approximately $77.8 million, down from 223 homes with a value of approximately $135.4 million at March 31, 2006. At December 31, 2006, the Company had a backlog of 85 homes with a value of approximately $52.4 million.
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
     We believe the following critical accounting policies are the more significant judgments and estimates used in the preparation of our consolidated and combined financial statements:
Revenue Recognition
     Homebuilding. We build single-family and townhome residences, which are generally produced on a pre-sold basis for our customers. We recognize revenue on the sale of a home at the time title to the home passes to the customer at settlement.
     Mortgage Loans and Title Fees. We have, through our investment in First Heritage Mortgage, LLC (“Heritage Mortgage”), a loan purchase agreement with Mason whereby Heritage Mortgage agrees to sell and deliver to Mason all mortgage loans that it originates on the date the loans are settled with the mortgage borrower. The price at which the mortgage loans will be sold to Mason is fixed as of the date Heritage Mortgage enters into a rate lock commitment with the borrower and is not subject to fluctuations based on changes in market conditions. If a prospective borrower cancels the loan agreement, the forward sale of the loan to Mason is also cancelled. Heritage Mortgage records mortgage loan fees and gains on the sale of the mortgage loans at the date the loans are settled with the mortgage borrower and concurrently sold and delivered to Mason. Heritage Mortgage also has an arrangement whereby it receives additional consideration on the loans sold to Mason calculated as the difference between the interest earned by Mason on the purchased loans prior to sale to another investor and an agreed upon variable interest factor. Mason generally sells these loans within one to four weeks from the purchase from Heritage Mortgage. The additional consideration is included in gain on sale of mortgage loans in the financial statements on an accrual basis.
     Heritage Mortgage accounts for these sales of mortgage loans to Mason pursuant to SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125, because the loan assets have been legally isolated from us; we have no ability to restrict or constrain the ability of Mason to pledge or exchange the assets; and, because we do not have the entitlement or ability to repurchase the mortgage loans or unilaterally cause Mason to put the mortgage loans back to us.
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
     When assessing the lower of cost or estimated fair value less cost to sell, estimated fair value less cost to sell equals the estimated sales price of the home, reduced by the sum of the estimated direct, indirect, overhead and financing costs capitalized as inventory costs and the direct selling expenses. Important factors involved in this estimation process include estimated sales prices, dates of disposition and interest rates. These variable assumptions are based on current market conditions and management’s judgment with respect to general economic conditions, but could differ materially in the future.
     We evaluate our deposits related to fixed price lot acquisition contracts based on the provisions of Financial Accounting Standards Board Interpretation No. 46, revised, Consolidation of Variable Interest Entities, or FIN 46R, the provisions of which were effective for us on January 1, 2004. FIN 46R requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate that entity. The primary beneficiary of a VIE is the party that absorbs a majority of the VIE’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets, exclusive of variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of variable interests. We have no lot acquisition contracts that require consolidation of the related VIE as of March 31, 2007.
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
Derivative Financial Instruments
     We account for our derivatives and hedging activities in accordance with SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. As of March 31, 2007, we had two interest rate swaps and one interest rate collar which are considered derivative instruments. We entered into these derivative contracts to economically hedge our exposure to changes in interest rates. We do not enter into derivative instruments for speculative purposes. We have not designated the derivative instruments as cash flow hedges for financial reporting purposes. Amounts paid or received under these agreements and changes in the fair values of the instruments are recognized as “gain (loss) on derivative contracts, net” in the consolidated and combined statements of operations. The fair value of the derivative instruments are reflected in the consolidated balance sheets as a component of other assets or other liabilities.

Selected Financial and Other Information
     The following table includes selected consolidated & combined statement of operations and other data for the three months ended March 31, 2007 and 2006.

	Three months ended March 31,
	(in thousands)
	2007	2006

Statement of Operations Data:
Homebuilding sales	$26,427	$43,071
Cost of sales	20,143	30,795

Gross homebuilding profit	6,284	12,276
Financial services revenue	2,204	2,842
Management services revenue	44	24
Selling, general and administrative expense	(7,315)	(9,452)
Minority interest	(86)	(179)
Other, net	22	814

Net income	$1,153	$6,325

Other Financial Data:
Gross homebuilding margins	23.8%	28.5%
Depreciation and amortization	$149	$134

Operating Data:
Net new home orders	90	94
Homes closed	42	57
Average sales price of homes closed	$629	$756
Backlog at end of period (homes)	133	223
Backlog at end of period, contract value	$77,824	$135,433

Selected Homebuilding Operating Data
     The following table sets forth certain information regarding closings, new orders and backlog for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
	(dollars in thousands)

Homes Closed (homes):
Single-family	31	57
Townhome	11	—

Total	42	57

Average Sales Price of Homes Closed:
Single-family	$638	$756
Townhome	$605	$—
Average sales price of homes closed	$629	$756

Revenue from Homes Closed:
Single-family	$19,774	$43,071
Townhome	6,653	—

Total	$26,427	$43,071

New Orders (homes):
Single-family	50	78
Townhome	40	16

Total	90	94

Average Sales Price of New Orders:
Single-family	$590	$637
Townhome	$558	$289
Average sales price of all new orders	$576	$591

Backlog at End of Period (homes):
Single-family	76	189
Townhome	57	34

Total	133	223

Backlog Sales Value at End of Period:
Single-family	$46,048	$123,988
Townhome	31,776	11,445

Total	$77,824	$135,433

Average Sales Price Backlog End of Period:
Single-family	$606	$656
Townhome	$557	$337
Average sales price backlog value for all homes	$585	$607

Quarter Ended March 31, 2007 (2007) Compared to Quarter Ended March 31, 2006 (2006)
     Revenue. Total revenues for 2007 were $28.7 million, down $17.2 million or 37.5% from $45.9 million for 2006. Homebuilding sales were $26.4 million in 2007, off $16.7 million or 38.7% from $43.1 million in 2006. The decrease in homebuilding sales was the result of a 26.3% decrease in the number of homes delivered and a 16.8% decrease in the average price of a delivered home offset by a reduction in the average time it takes to construct a home.
     During 2006, we delivered 57 homes with an average sales price of $756,000 compared to 42 homes with an average sales price of $629,000 in 2007. No townhomes were delivered in 2006. In 2007, we delivered 11 townhomes and 31 single family homes. The townhomes had an average sales price of $605,000. The 31 single family homes delivered had an average sales price of $638,000. The decrease in the average sales price is due to the decline in demand within the market place and a shift in the product mix being offered by the company. We include the revenues of our mortgage services and title insurance services subsidiaries in financial services revenues. Financial services revenues were $2.2 million in 2007, down 21.4% from $2.8 million in 2006. The decrease in revenues when compared to the same quarter in the prior year was driven by a 37.8% decrease in the number of loans originated offset by a 12.0% increase in the average size of the loans on which the fees are based. Our homebuyers accounted for 16.1% of Heritage Mortgage’s business in 2007, down from 16.2% in 2006.
     During 2007, Heritage Mortgage was responsible for handling the financing needs of 83.3% of our homebuyers, up from 57.9% in 2006. First Excel was responsible for underwriting title insurance for 90.6% of our Virginia homebuyers in 2007, up from 80.7% in 2006. Financial services revenues were 7.7% of total 2007 revenues, up from 6.1% a year earlier.
     New Orders and Backlog. The number of new orders declined 4.3% to 90 in 2007 from 94 in 2006. The aggregate value of new orders was $51.8 million in 2007, down $3.8 million or 6.8% from $55.6 million a year earlier. The average sales price for single family and townhomes together declined from $591,000 in 2006 to $576,000 in 2007. This 2.5% decline in the average sales price when compared to the same period in the prior year is due to both a change in product type and reduced net sales prices given competitive market conditions. In 2006, 83.0% of the new orders were single family homes. In 2007, 55.6% of the new orders were single family. 2007 new orders were comprised of 50 single family homes with an average sales price of approximately $590,000 and 40 townhome new orders with an average sales price of $558,000. In 2006, there were 78 single family new orders with an average sales price of $637,000 and 16 townhome new orders with an average sales price of $289,000.
     We opened our Wildewood neighborhood in Maryland for new orders in September 2005. During 2007, Wildewood contributed 20 new orders with an average price of $391,000 and Virginia generated 70 new orders with an average price of $628,000. During 2006, Wildewood contributed 42 new orders with an average sales price of $426,000 and Virginia generated 52 new orders with an average sales price of $725,000. Thus, Virginia new orders increased 34.6% while the number of Wildewood new orders declined 52.4%. Virginia generated 55.3% of the total 2006 new orders and 77.8% of the total 2007 new orders. The average selling price in Virginia declined 13.4% from 2006 to 2007 while the average Wildewood selling price declined 8.2% over the same period.
     While we have made a modest change to our discount policy, many competitors continue to advertise substantial discounts for select product. We feel this practice has created an expectation in new homebuyers that discounts will be forthcoming from all builders. Although not all builders will aggressively discount their product, the time frame in which a homebuyer makes a purchase decision has been significantly impacted.

     At March 31, 2007, our backlog was 133 homes with an aggregate value of $77.8 million, down from 223 homes with an aggregate value of $135.4 million a year earlier. The average sales price in backlog at March 31, 2007 was $585,000, down $22,000 or 3.6% from $607,000 a year earlier. Just as with new orders, the decrease in average sales price in backlog is due to a change in product mix as well as a more competitive market. The backlog has been further reduced due to a decrease in the average construction period of the homes. As of March 31, 2007, 76 single family homes were in backlog with an average sales price of $606,000, down from 189 single family homes with an average sales price of $656,000 a year earlier. As of March 31, 2007, 57 townhomes were in backlog with an average backlog price of $557,000. A year earlier, 34 townhomes were in backlog with an average backlog price of $337,000.
     Gross Homebuilding Margin. The gross homebuilding margin in 2007 was $6.3 million or 23.8% of homebuilding sales, down from $12.3 million or 28.5% of homebuilding sales in 2006. The decline in the homebuilding margin was due to a decline in the volume of homes sold, a decline in the average sales price which is the result of the decline in demand in the market place and a change in the product mix. The decline in the gross homebuilding margin was offset in part by a decrease in the average time it took to construct a home and the effect of cost reductions negotiated in late fiscal year 2006. We expect the homebuilding margin throughout 2007 remain at or slightly below 2006 levels due to increased competition in the market place and lower anticipated average sales prices.
     Selling and Marketing Expenses. Total selling and marketing expenses in 2007 decreased $0.6 million, or 22.2%, to $2.1 million from $2.7 million in 2006. Selling and marketing expenses as a percent of homebuilding sales increased to 8.0% in 2007 from 6.3% in 2006. The increase in selling and marketing costs as a percent of homebuilding sales is due to the increase in closing costs and discounts offered to meet market demands and enhanced marketing efforts in the competitive market.
     General and Administrative Expenses. Total general and administrative expenses in 2007 decreased approximately $1.5 million or 22.4% to $5.2 million from $6.7 million in 2006. General and administrative expenses as a percentage of total revenues increased to 18.1% in 2007 from 14.6% in the same period in 2006. The decrease in general and administrative expenses was primarily due to a decrease in personnel costs and professional fees. The increase in the ratio of general and administrative costs to total revenues is due to the reduced revenues and fixed cost nature of some of the general and administrative costs. Homebuilding general and administrative expenses were $3.3 million or 12.4% of homebuilding revenue in 2007, down from $4.5 million or 10.4% a year earlier. While homebuilding general and administrative expenses declined 26.7% year to year, the ratio of general and administrative expenses to homebuilding revenue increased due to the fixed nature of many expenses. Financial services general and administrative expenses were $1.9 million in 2007, down 13.6% from $2.2 million a year earlier. The nominal decline is due to the reduced business volume offset by the fixed nature of many expenses.

     Gain (loss) on Derivative Contracts. Our homebuilding segment utilizes derivative instruments to economically hedge our risk of interest rate fluctuations related to our variable rate line of credit. During the first quarter 2007, we had two interest rate swaps and one interest rate collar outstanding with an aggregate notational amount of $50 million under which we make fixed rate payments and receive variable interest payments. The loss on derivative contracts, net, was approximately $164,000 in 2007. During 2006, we had two interest rate swaps and one interest rate collar outstanding with an aggregate notational amount of $50 million. The gain recorded on these derivative instruments was approximately $629,000 in 2006.
     Minority Interest. Minority interest expense represents the minority owners 25% interest in Heritage Mortgage and the minority owners 49% interest in First Excel Title, LLC. Minority interest was $86,195 for 2007 and $178,566 in the first quarter 2006. The decrease in 2007 from 2006 is due to reduced business activity in both our mortgage and title company.
     Net Income. Overall, net income for the first quarter 2007 was $1.2 million, off $5.1 million or 81.0% from $6.3 million in 2006. Our homebuilding segment experienced an 84.7% decrease in net income to $0.9 million in 2007 from $5.9 million in 2006. This decrease was primarily the result of the decrease in 2007 homebuilding sales revenue and a decline in gross homebuilding margin.
     Our financial services segment reported net income of $214,000 for 2007, down 45.7% from $394,000 in 2006. This decline reflects the slow down in both our mortgage and title businesses.
Seasonality and Variability in Quarterly Results
     We have historically experienced, and expect to continue to experience, seasonal variability in our sales and net income on a quarterly basis. We believe that this seasonality reflects the tendency of homebuyers to shop for a new home in the spring with the goal of closing in the fall or winter as well as the scheduling of paving and construction to accommodate seasonal weather conditions. Additional factors that contribute to this variability include our ability to continue to acquire land and land options on acceptable terms, the timing of receipt of regulatory approval for development and construction, the condition of the real estate market and general and local economic conditions in the Washington, D.C. metropolitan area, prevailing interest rates and the availability of financing, both for us and for the purchasers of our homes and the cost and availability of materials and labor. Our historical financial performance is not necessarily a meaningful indicator of future results and may vary project to project and from quarter to quarter. Our revenue may fluctuate significantly on a quarterly basis. Quarter to quarter comparisons should not be relied upon as a sole indicator of future performance.
Liquidity and Capital Resources
     Our financing needs depend on sales volume, asset turnover, land acquisition and inventory balances. We have incurred substantial indebtedness and may incur substantial indebtedness in the future to fund the growth of our homebuilding activities. During the first three months of 2007, we purchased approximately $1.4 million of land, before any purchase adjustments, using available cash and borrowings under our $150.0 million senior secured facility. While we continue to purchase some finished lots from third party developers, our primary focus is on the purchase of land for development. We will continue to evaluate all of our alternatives to satisfy our demand for lots in the most cost effective manner. As of March 31, 2007 the Company controls 2,529 lots of which 2,382 (94.2%) lots are owned and 147 (5.8%) lots are under option contracts.

     We assess our liquidity in terms of our ability to generate cash to fund our operating activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds and our senior secured credit facility. The senior secured credit facility is a three-year facility that matures on December 1, 2009 and can be extended one year every December 1 subject to the lender’s approval. As of March 31, 2007, we had $71.5 million borrowed on our senior secured credit facility. Our borrowing capacity under the senior secured credit facility is dependent on borrowing base calculations stipulated in the facility agreement. At March 31, 2007, these calculations allowed for additional borrowings of up to $61.7 million over the $71.5 million already on the line of credit. Borrowings under the senior secured credit facility are secured by land and construction work-in-progress and carry a floating interest rate of one month LIBOR plus a margin that ranges from 175 to 225 basis points. As additional parcels of land owned by the Company are added to the borrowing base, the Company can continue to increase its borrowing capability.
     A $10 million warehouse line of credit provides financing for mortgage loans originated by Heritage Mortgage. Amounts outstanding under this warehouse line of credit are repaid at the time the mortgage loans are sold to a permanent investor. The warehouse line of credit currently bears interest at the Federal Funds Rate plus 1.00%. Mason is the principal borrower under the $10 million warehouse facility with Cardinal Bank, and Heritage Mortgage is jointly and severally liable with Mason for the obligations under the warehouse facility as an accommodation party (which in this case is equivalent to a guarantor). Accordingly, Heritage Mortgage bears no interest cost nor has any outstanding borrowings on the warehouse facility because ownership of the originated mortgage loans is transferred to Mason concurrent with Heritage Mortgage’s closing of the loans with the borrowers.
     Neighborhood Holdings, LLC, our parent, has substantial obligations to make distribution payments on its outstanding Class A membership interests. Neighborhood Holdings is obligated to pay approximately $350,000 a month to the holders of Class A membership interests. Class A membership interests will be redeemed in installments on June 30, 2007, June 30, 2008, June 30, 2009, and June 30, 2010. As of May 10, 2007, the redemption amounts due on the dates listed above are $0.2 million, $11.2 million, $12.8 million, and $10.9 million respectively. Neighborhood Holdings has the right to request the holders of the Class A membership interests to roll forward for a three year period the obligations due on each of the redemption dates. In the four and a half years during which Neighborhood Holdings has been obligated to make similar annual payments, 100% of the holders of the Class A membership interests have agreed to roll the redemption date forward three years. There is no assurance that these holders will continue to accede to any future requests to defer payment. In addition, from time to time, Neighborhood Holdings makes distribution payments on its Class B membership interests, a portion of which may be used to fund the tax obligations of the beneficial holders thereof, Martin K. Alloy and Steven B. Alloy, which are attributable to our income by virtue of our being a “pass-through” entity for income tax purposes. Neighborhood Holdings relies on distributions from its subsidiaries, including us, to fund these payments. For the first quarter of 2007 and the first quarter of 2006, there were no distributions to Class B members.
     We believe that our available financing is adequate to support operations and planned land acquisitions through 2009.
Three Months Ended March 31, 2007 (2007) Compared to Three Months Ended March 31, 2006 (2006).
     Cash Flows used in Operating Activities. Net cash used in operating activities was $10.5 million in 2007, down 83.2% from the net cash used in operating activities of $62.5 million in the same quarter a year earlier. The decrease in net cash used in operating activities was primarily the result of a significant decrease in cash used to purchase real estate inventory. The change in real estate inventory was $10.9 million in 2007 as compared to $68.4 million in 2006 and was the result of a reduction in purchases of land, a decrease in land development activities, and lower delivery of homes.
     Cash Flows used in Investing Activities. Net cash used in investing activities in 2006 represents the increase in office furniture and equipment of approximately $502,000 due to leasehold improvements related to our relocation of our corporate offices. Property and equipment purchases were approximately $15,000 for 2007.
     Cash Flows provided by Financing Activities. Cash provided by financing activities was $14.4 million in 2007, down 49.5% from $28.5 million a year earlier. In 2007, we borrowed $18.8 million on our line of credit and repaid a $2.8 million seller note related to property we acquired in late 2006. In 2006, we drew $54 million on our line of credit and repaid $25.4 million of purchase money deed of trust notes. Distributions to members were not made in the first quarter 2006. Distributions to the member was $1.5 million in 2007.

Distributions to minority partners decreased from approximately $124,000 in 2006 to approximately $116,000 in 2007.
     The Trust Indenture related to the senior subordinated notes permits payments of distributions including but not limited to the following: a) a permitted tax dividend to allow the direct and indirect beneficial owners of the equity interests to pay taxes on the net income generated by Stanley-Martin Communities, LLC; b) up to $4.0 million each calendar year to allow Neighborhood Holdings to make required monthly payments to the Neighborhood Holdings Series A Investors; c) up to $500,000 each calendar year to allow Neighborhood Holdings to pay overhead expenses incurred in the ordinary course of business; and d) an aggregate $5.0 million of additional ‘Restricted Payments’ (as defined therein) from the Issue Date. In addition, the Trust Indenture provides that up to fifty percent (50%) of consolidated net income for a period may be distributed only to the extent certain ratios are maintained (the Ratio Exception as defined in the Trust Indenture).
     Contractual Obligations
     Included in the table below is a summary of future amounts payable as of March 31, 2007 under contractual obligations.

		Remainder
(dollars in thousands)	Total	2007	2008-2009	2010-2014	2015+
Senior Subordinated Notes(1)	$150,000,000	$—	$—	$—	$150,000,000
Senior secured credit facility(2)	71,500,000	—	71,500,000	—	—
Operating leases(3)	8,387,673	767,570	1,939,744	4,609,922	1,070,437

Total	$229,887,673	$767,570	$73,439,744	$4,609,922	$151,070,437

(1)	On August 10, 2005 we issued ten year $150.0 million senior subordinated notes which will mature August 10, 2015. We cannot redeem the notes before August 15, 2010 subject to certain exceptions. The notes bear interest at 9.75% which is paid semi-annually each February and August. The above amounts do not include interest.

(2)	Borrowings under the senior secured credit facility carry a floating interest rate equal to one month LIBOR plus an applicable margin based on Capital’s senior debt ratio. The applicable margin ranges from 175 to 225 basis points and was 175 basis points at March 31, 2006 and March 31, 2007. The above amounts do not include interest.

(3)	Represents rent payments on noncancellable leases for office space in Virginia and Maryland with various lease expiration dates through 2016. The total annual base rent ranges from approximately $903,000 to $988,000 over the life of the leases.

In addition to the contractual obligations listed above as of March 31, 2007, we are party to two lot purchase agreements with a related party. On January 10, 2002, Neighborhoods I, LLC, our indirect subsidiary, entered into two Lot Purchase Agreements, each amended as of February 15, 2005, with Renaissance at Woodlands, LLC (“Woodlands”). Woodlands is a joint venture in which Neighborhood Holdings is an indirect 50% owner and an affiliate of WCI Communities, Inc. (“WCI”) is a 50% owner. Our remaining obligations under the Lot Purchase Agreements were approximately $14.4 million at March 31, 2007, which takes into account contractual price escalations within the contract.
     At March 31, 2007 and December 31, 2006, we had entered into various agreements with unaffiliated parties to purchase land for approximately $9.0 million and $6.4 million respectively. We have made deposits of $657,000 million and $455,000 million at March 31, 2007 and December 31, 2006, respectively, pertaining to these land purchase agreements. These deposits may be forfeitable, depending on the agreement, if we do not purchase the land.
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
     Letters of Credit and Completion Bonds. We provide standby letters of credit, cash escrows and completion bonds for development work in progress, deposits on land and lot purchase contracts and miscellaneous deposits. As of March 31, 2007, we had outstanding approximately $2.9 million of standby letters of credit, $2.0 million of cash escrows and $27.2 million of performance and completion bonds.
     Guarantees. Heritage Mortgage guarantees amounts outstanding under a $10.0 million warehouse loan facility with Cardinal Bank, N.A. At March 31, 2007 and December 31, 2006, the balance on the warehouse facility was $5.3 million and $5.0 million respectively. Heritage Mortgage’s obligation to perform under this guarantee principally arises if Mason defaults on its obligations under the warehouse loan facility. We have not recorded any liability related to this guarantee as of March 31, 2006 or December 31, 2005.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. Our principal market risk exposure continues to be interest rate risk. Our line of credit is variable based on LIBOR and is affected by changes in market interest rates. We believe that reasonably possible near-term interest rate changes will not result in a material negative effect on our future earnings, fair values or cash flows. Generally, we have been able to recover any increased costs of borrowing through increased selling prices; however, there is no assurance we will be able to continue to increase selling prices to cover the effects of any increase in near-term rates. At March 31, 2007, approximately 67.7% of our debt is at a fixed rate of 9.75% and 32.3% of our debt is on our line of credit at a variable rate.
     The fair value of our ten year $150.0 million 9.75% senior subordinated notes issued August 10, 2005 is $133.5 million as of March 31, 2007.
     We have interest rate swaps to economically hedge our exposure to interest rate fluctuations.
     As of March 31, 2007, we had two swap agreements and one interest rate collar. The first swap agreement is for $12.5 million, matures December 1, 2009 and requires us to make payments fixed at a 4.12% interest rate. The second swap agreement is for $25.0 million, matures December 1, 2010 and requires us to make payments fixed at a 5.01% rate of interest. The interest rate collar is for $12.5 million, matures October 3, 2011 and has an interest rate cap of 5.50% and an interest rate floor of 4.65%. The fair value of these three derivative instruments was ($612) at March 31, 2007.
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
     Our subsidiary, Heritage Mortgage, operating as a mortgage banker, is also subject to interest rate risk. Interest rate risk begins when we commit to lend money to a customer at agreed-upon terms (i.e. commit to lend at a certain interest rate for a certain period of time). The interest rate risk continues through the loan closing and until the loan is sold to an investor. During 2006 and 2005, this period of interest rate exposure averaged approximately 60 days. In periods of rising interest rates, the length of exposure will generally increase due to customers locking in an interest rate through a rate lock commitment as opposed to letting the interest rate float. Heritage Mortgage offsets the market risk of the lock commitment by maintaining a forward sale with Mason. The net fair value of the rate lock commitment to a borrower and the forward sale to Mason is zero because any changes in underlying interest rates have an equal and offsetting impact and all originated loans are immediately sold to Mason concurrent with the closing of the loan with the borrower.
     We minimize interest rate risk by financing the loans via a variable interest rate borrowing agreement tied to LIBOR and hedging our loan commitments and closed loans through derivative financial instruments. These financial instruments include cash forward placement contracts on mortgage-backed securities, whole loan investor commitments, options and treasury future contracts and options on cash forward placement contracts on mortgage backed securities. We do not use any derivative financial instruments for trading purposes. Hypothetical changes in the fair value of our financial instruments arising from changes in long-term mortgage rates of plus 50, 100 and 150 basis points would not be material to our financial results.
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
ITEM 1A. RISK FACTORS
     There has been no material change in our risk factors as previously disclosed in our Form 10-K filed for the year ended December 31, 2006.
ITEM 6. EXHIBITS

3.1	Articles of Organization of Stanley Martin Custom Homes, LLC

3.2	Limited Liability Company Operating Agreement of Stanley Martin Custom Homes, LLC

31.1	Certification of Steven B. Alloy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael I. Roman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Written Statement of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANLEY-MARTIN COMMUNITIES, LLC (Registrant)
Date: May 10, 2007	By:	/s/ Steven B. Alloy
Steven B. Alloy
President and Chief Executive Officer

Date: May 10, 2007	By:	/s/ Michael I. Roman
Michael I. Roman
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)