Form 10-Q
period 2007-06-30
Stanley-Martin Communities, LLC
filed 2007-08-10
CIK 1344478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended June 30, 2007.

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
Table of Contents

		Page
		No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 2007 (Unaudited) and December 31, 2006	F-1
	Condensed Consolidated and Combined Statements of Operations (Unaudited) For the Three and Six Months Ended June 30, 2007 and 2006	F-2
	Condensed Consolidated and Combined Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2007 and 2006	F-3
	Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)	F-4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3	Quantitative and Qualitative Disclosure About Market Risk	13
Item 4.	Controls and Procedures	13

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 6.	Exhibits	14
Signatures		15
Certification
Certification
Written Statement of Chief Executive Officer and Chief Financial Officer

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STANLEY-MARTIN COMMUNITIES, LLC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

Assets		December 31,
	June 30, 2007	2006
	(unaudited)
Cash and cash equivalents	$4,619,333	$2,845,724
Real estate inventory	290,620,417	281,965,819
Deposits and escrows, net	2,883,342	4,504,954
Property and equipment, net	1,825,826	2,135,396
Due from related parties	440,740	154,851
Accounts receivable	1,890,074	1,725,563
Deferred financing costs, net	4,449,675	4,724,913
Other assets	2,012,158	2,038,357

	$308,741,565	$300,095,577

Liabilities and Member’s Capital

Liabilities:
Debt	$218,250,000	$205,500,000
Accounts payable and accrued expenses	6,930,373	6,508,057
Due to related parties	56,062	9,020
Accrued interest payable	5,952,468	5,880,755
Purchaser deposits	4,219,732	2,802,833
Cost to complete and customer services reserves	4,499,163	5,592,766
Other liabilities	2,376,607	2,226,596

Total liabilities	242,284,405	228,520,027

Minority interest	461,671	451,105
Member’s capital	65,995,489	71,124,445

	$308,741,565	$300,095,577

See accompanying notes to consolidated and combined financial statements.

STANLEY-MARTIN COMMUNITIES, LLC AND SUBSIDIARIES
Condensed Consolidated and Combined Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Homebuilding sales	$43,181,769	$71,004,734	$69,608,892	$114,075,539
Financial services	2,287,531	3,492,968	4,491,700	6,334,270
Management services	240,600	20,673	285,010	44,705

Total revenues	45,709,900	74,518,375	74,385,602	120,454,514

Operating expenses:
Cost of sales	33,240,885	53,360,810	53,383,072	84,155,487
Impairment of real estate inventory	8,542,891	—	8,542,891	—
Selling and marketing expenses	3,108,214	4,062,915	5,238,237	6,795,463
General and administrative expenses	5,561,726	8,448,257	10,747,714	15,168,140

Operating income (loss)	(4,743,816)	8,646,393	(3,526,312)	14,335,424

Gain on derivative contracts, net	663,883	590,368	499,511	1,218,988
Other income, net	124,871	108,841	311,149	294,288

Net income (loss) before minority interest	(3,955,062)	9,345,602	(2,715,652)	15,848,700
Minority interest	(112,110)	(242,578)	(198,307)	(421,144)

Net income (loss)	(4,067,172)	9,103,024	(2,913,959)	15,427,556

Distributions to members	(714,999)	(5,300,342)	(2,214,997)	(5,300,342)
Beginning member’s capital	70,777,660	71,672,905	71,124,445	65,348,373

Member’s capital	$65,995,489	$75,475,587	$65,995,489	$75,475,587

See accompanying notes to consolidated and combined financial statements.

STANLEY-MARTIN COMMUNITIES, LLC AND SUBSIDIARIES
Condensed Consolidated and Combined Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(2,913,959)	$15,427,556
Adjustments to reconcile net income to net cash used in operating activities:
Impairment of real estate inventory	8,542,891	—
Depreciation	345,365	287,829
Changes in fair value of derivative contracts	(384,953)	(1,119,313)
Minority interest	198,307	421,144
Change in:
Real estate inventory	(18,065,854)	(57,660,239)
Accounts receivable and other assets	246,641	(679,894)
Due to/from related parties	(238,847)	(2,073,812)
Deposits and escrows	1,671,612	4,030,665
Accounts payable and accrued expenses	422,316	(5,538,248)
Purchaser deposits	1,416,899	(2,015,479)
Accrued interest payable	71,713	(1,455,198)
Other liabilities	150,011	1,954,009

Total adjustments	(5,623,899)	(63,848,536)

Net cash used in operating activities	(8,537,858)	(48,420,980)

Cash flows used in investing activities:
Purchase of property and equipment	(35,795)	(696,335)

Net cash used in investing activities	(35,795)	(696,335)

Cash flows from financing activities:
Repayments of loans payable	(2,750,000)	(26,855,000)
Draws on line of credit, net	15,500,000	46,000,000
Proceeds from issuance of debt	—	2,333,096
Distribution to member	(2,214,997)	(5,300,342)
Distribution to minority partners	(187,741)	(538,553)

Net cash provided by financing activities	10,347,262	15,639,201

Net increase (decrease) in cash and cash equivalents	1,773,609	(33,478,114)
Cash and cash equivalents at beginning of period	2,845,724	44,331,867

Cash and cash equivalents at end of period	$4,619,333	$10,853,753

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of capitalized interest of $9,790,977 and $9,419,491, respectively	$76,216	$106,401
See accompanying notes to consolidated and combined financial statements.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
(1)	Summary of Significant Accounting Policies
(a)	Background and Principles of Consolidation and Combination

The accompanying unaudited consolidated and combined financial statements of Stanley-Martin Communities, LLC (“the Company”) include the accounts of Neighborhoods Capital, LLC and subsidiaries (“Capital”), Stanley Martin Financing Corp., Stanley Martin Companies, LLC (“SMC”), Stanley-Martin Custom Homes, LLC, First Heritage Mortgage, LLC (“Heritage Mortgage”) and First Excel Title, LLC (“FET”). These entities are consolidated subsidiaries of the Company and the Company owns a majority of the voting interest of all the entities. The Company is a wholly-owned subsidiary of Neighborhood Holdings, LLC (“Holdings”), which is controlled by a single group of owners, Martin and Steven Alloy, father and son (“the Control Group”), who own 100% of the voting interests. All intercompany balances and transactions have been eliminated in consolidation and combination. The Company is a Delaware limited liability company and no termination date has been specified in the operating agreement.

Capital is engaged in the development of residential communities and the design, marketing, construction and sale of single family homes and townhouses in the greater Washington, D.C. metropolitan area. Capital develops its communities through wholly-owned subsidiaries. The termination date of Capital as defined in the Articles of Organization filed with the Virginia State Corporation Commission, is December 31, 2015.

SMC is a residential construction management services company and provides services primarily to the entities identified above. SMC was formed on October 31, 1966. SMC was a taxable C corporation for the period July 1, 2005 to December 31, 2006. On January 1, 2007, SMC became a Maryland limited liability company.

On September 22, 2006, Holdings contributed its ownership in Wildewood Residential, LLC (Residential), previously a wholly owned subsidiary of Holdings, to Capital. Prior to the contribution, Capital had an agreement with Residential to purchase lots over the course of a ten year period suitable for single family homes in St. Mary’s County, Maryland. Upon the contribution of the ownership interests in Residential to Capital, the purchase agreement was terminated and Residential will continue to develop single family homes on the remaining property it owns.

Consistent with SFAS 141, “Business Combinations,” the contributed assets and liabilities of Residential have been recorded at their historical carrying amounts. The statement of operations for 2006 is presented as though the transfer of net assets or exchange of equity interests had occurred at the beginning of 2006. Results of operations for 2006 thus comprise those of Residential and the Company combined from the beginning of the period to the date the contribution was completed and those of the consolidated operations from the date of contribution to the end of the year. The effects of inter-company transactions have been eliminated. Similarly, the Company presents the statement of cash flows and other financial information for 2006 as though the assets and liabilities had been transferred at the beginning of the period. Financial statements and financial information presented for prior periods have been restated to furnish comparative information.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The June 30, 2007 balance sheet amounts and disclosures included herein have been derived from our June 30, 2007 unaudited financial statements. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, the Company suggests that they be read in conjunction with the consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position of June 30, 2007, and the results of its operations for the three months and six months ended June 30, 2007 and 2006 and its cash flows for the six months ended June 30, 2007 and 2006. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
The Company evaluates its deposits related to fixed price lot and land acquisition contracts based on the provisions of Financial Accounting Standards Board Interpretation No. 46, revised, Consolidation of Variable Interest Entities, or FIN 46R. FIN 46R requires the primary beneficiary of a variable interest entity (VIE) to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of variable interests. The Company has no lot acquisition contracts that would require consolidation of the related VIE.

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

Heritage Mortgage accounts for these sales of mortgage loans to Mason pursuant to SFAS 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125 because the loan assets have been legally isolated from us; we have no ability to restrict or constrain the ability of Mason to pledge or exchange the assets; and, because we do not have the entitlement or contractual ability to repurchase the mortgage loans or unilaterally cause Mason to put the mortgage loans back to us.

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

Homebuilding inventory is stated at cost unless a community is determined to be impaired, in which case the impaired inventories are written down to fair value. The cost of developed lots and uncompleted homes represents the actual costs that are accumulated on a project basis with direct costs accumulated on a specific identification basis by unit within the project. Finance costs, including interest, and real estate taxes are capitalized as inventory costs. Field construction and supervision salaries and related overhead expenses are included in inventory costs. Selling, general and administrative costs are expensed as incurred. Upon settlement, direct costs are expensed based on actual costs incurred, and other capitalized costs are expensed on an estimated standard cost basis. Estimated costs to complete and customer service reserves are provided for as homes are settled.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by that asset or by the sales of comparable assets. Undiscounted cash flow projections are generated at a community level based on the estimated sales price reduced by the sum of the estimated direct, overhead, and finance costs capitalized as inventory costs and the direct selling expense. Important factors involved in this estimation process include estimated sales prices, dates of disposition, and interest rates. The Company’s determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with inherent risks that are associated with assets and related estimated cash flow streams. The assumptions used in generating undiscounted cash flows and fair value are based on current market conditions and management’s judgment with respect to general economic conditions.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
(e)	Warranty Accruals

Warranty accruals are established to provide for probable future expenses that can be reasonably estimated as a result of construction, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, if any, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and other outside counsel retained to handle specific product liability cases. This liability is included in cost to complete and customer service reserves. The following table reflects the changes in the Company’s accrued liability for warranty costs for the six months ended June 30, 2007 and 2006.

	For the period ended June 30,
	2007	2006
Balance, Beginning of period	$1,243,051	$1,014,738
Provision	242,323	626,023
Payments	(729,973)	(890,843)

Balance, End of period	$755,401	$749,918

(f)	Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of three months or less.

(g)	Financial Instruments

The Company accounts for its derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company has interest rate swaps and an interest rate collar which are considered derivative instruments. The Company entered into these derivative contracts to economically hedge its exposure to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes. The Company has not designated the interest rate swaps or collar as cash flows hedges for financial reporting purposes. Amounts paid or received under these agreements and changes in the fair values of the instruments are recognized as “Gain on derivative contracts, net” in the consolidated and combined statements of operations. The fair value of the collar and swaps are reflected in the consolidated balance sheets as a component of either other assets or other liabilities.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
(h)	Property and Equipment

Property and equipment is stated at cost and is depreciated using the straight-line method over estimated useful lives as follows:

Useful lives
Office furniture and equipment	3-10 years
Leasehold improvements	Life of lease
Motor vehicles	3 years
(i)	Income Taxes

The Company is a limited liability company which is not subject to income taxes because each member reports its share of taxable income, gains, losses, deductions, and credits on their income tax returns. Capital and, as of January 1, 2007, SMC are also limited liability companies. SMC was a C corporation for the period July 1, 2005 to December 31, 2006. Accordingly, no federal or state income taxes have been provided for in the consolidated and combined financial statements beginning January 1, 2007. SMC’s tax expense for 2006 is inconsequential. Income tax expense is included in selling, general and administrative expenses in the statements of operations. The Company implemented FIN 48, “Accounting for Uncertainty in Income Taxes”, as of January 1, 2007. There was not any effect to the financial statements related to this adoption.
(2)	Real Estate Inventory

Real estate inventory consists of the following:

	June 30,	December 31,
	2007	2006
Land	$188,788,043	$202,786,222
Construction costs and other	71,098,261	52,768,575
Finance costs	30,734,113	26,411,022

	$290,620,417	$281,965,819

The Company capitalizes most interest costs to inventory during the development and construction period. Capitalized interest is charged to cost of revenues when the related inventory is delivered for sale. Interest incurred, capitalized and charged to cost of revenues for the three-month and six-month periods ended June 30, 2007 and 2006 is summarized as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Interest incurred and capitalized	$5,012,610	$4,562,275	$9,862,690	$9,256,991
Interest cost unrelated to homebuilding expensed	35,916	51,698	76,216	106,401
Capitalized interest amortized to cost of sales	2,048,777	2,347,505	3,105,062	3,554,087

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
(3)	Property and Equipment

Property and equipment consists of the following:

	June 30,	December 31,
	2007	2006
Office furniture and equipment	$3,605,930	$3,572,257
Leasehold improvements	732,245	732,245
Motor vehicles	97,843	97,843

	4,436,018	4,402,345
Less accumulated depreciation	(2,610,192)	(2,266,949)

	$1,825,826	$2,135,396

(4)	Debt

Debt consists of the following as of:

	June 30,	December 31,
	2007	2006
Senior subordinated notes, bearing interest at 9.75% payable semi- annually, due August 2015	$150,000,000	$150,000,000
Senior secured credit facility, $150.0 million line of credit, bearing interest at one month LIBOR plus 1.75% to 2.25% (7.07% and 7.10% at June 30, 2007 and December 31, 2006, respectively) due December 2009	68,250,000	52,750,000
Deferred purchase money deed of trust, bearing interest at 8.0%, paid in full January 31, 2007 with proceeds from senior credit facility	—	2,750,000

	$218,250,000	$205,500,000

The senior subordinated notes are guaranteed by certain subsidiaries of the Company (see note 10).

The line of credit had a borrowing capacity of $150 million at June 30, 2007 and December 31, 2006. The line of credit and the loans payable are secured by real estate inventory. Interest payments on the line of credit are required monthly. The interest rate on the line of credit fluctuates quarterly between 1.75% and 2.25% above one month LIBOR based on Capital’s senior debt to equity ratio.

The Company estimates that the fair value of its debt is approximately $198,750,000 and $175,500,000 at June 30, 2007 and December 31, 2006, respectively.

Under the Company’s debt agreements, Capital is required to, among other things, maintain certain financial statement ratios and a minimum net worth and is subject to limitations on inventories and indebtedness. The Company believes that it is in compliance with these requirements and is not aware of any covenant violations.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
The Trust Indenture related to the senior subordinated notes permits payments of distributions including but not limited to the following: a) a permitted tax dividend to allow the direct and indirect beneficial owners of the equity interests of the Company to pay taxes on the net income generated by Stanley-Martin Communities, LLC; b) up to $4.0 million each calendar year to allow Holdings to make required monthly payments to the Holdings Series A Investors; c) up to $500,000 each calendar year to allow Holdings to pay corporate overhead expenses incurred in the ordinary course of business; and d) an aggregate $5.0 million of additional ‘Restricted Payments’ (as defined therein) from the Issue Date. In addition, the Trust Indenture provides that up to fifty percent (50%) of consolidated net income for a period may be distributed only to the extent certain ratios are maintained (the Ratio Exception as defined in the Trust Indenture) by the Company.

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

The Company recorded a gain on the derivative instrument of $663,883 and $590.368 for the three month periods ended June 30, 2007 and 2006, respectively, and $499,511 and $1,218.988 for the six month periods ended June 30, 2007 and 2006, respectively.

The fair value of the derivative instruments was $605,764 and $220,811 at June 30, 2007 and December 31, 2006 respectively.

(6)	Financial Services Revenues

Financial services revenue related to Heritage Mortgage and FET, the Company’s mortgage banking and title insurance subsidiaries, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Loan origination fees	$1,394,757	$2,000,349	$2,637,256	$3,583,868
Gain on sale of mortgages	725,652	1,288,714	1,619,679	2,361,240
Title insurance premiums	167,122	203,905	234,765	389,162

Financial services revenue	$2,287,531	$3,492,968	$4,491,700	$6,334,270

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
(7)	Leases

The Company leases office space in Virginia and Maryland. These noncancellable operating leases expire at various dates through 2016. Total rent expense was approximately $301,000 and $394,000 for the three months ended June 30, 2007 and 2006, respectively, and $649,000 and $664,000 for the six months ended June 30, 2007 and 2006, respectively.

The Company’s 6,000 square foot design studio is being subleased from a related party, Heritage Contracting, LLC (see Note 11) for $4,471 a month. The sublease expires on May 31, 2011.

(8)	Minority Interest

The Company owns a 75% interest in Heritage Mortgage. The remaining 25% is held by an unaffiliated investor. The minority member’s share of Heritage Mortgage’s net income was $62,700 and $163,791 for the three months ended June 30, 2007 and 2006, respectively and $112,776 and $270,212 for the six month periods ended June 30, 2007 and 2006, respectively.

The Company owns a 51% interest in First Excel Title. The remaining 49% interest is held by an unaffiliated investor. The minority member’s share of net income was $49,410 and $78,787 for the three months ended June 30, 2007 and 2006, respectively, and $85,531 and $150,932 for the six months ended June 30, 2007 and 2006, respectively.

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

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
The Company’s segment information is as follows:
As of and for the three months ended June 30,:

	2007
		Financial
	Homebuilding	Services	Totals
Revenues	$43,422,369	$2,287,531	$45,709,900
Depreciation and amortization	152,331	43,751	196,082
Segment net income (loss)	(4,280,659)	213,487	(4,067,172)
Segment assets	305,747,363	2,994,202	308,741,565
Expenditures for segment assets	9,257	11,947	21,204

	2006
		Financial
	Homebuilding	Services	Totals
Revenues	$71,025,407	$3,492,968	$74,518,375
Depreciation and amortization	114,072	39,751	153,823
Segment net income	8,529,649	573,375	9,103,024
Segment assets	316,529,924	3,165,748	319,695,672
Expenditures for segment assets	158,756	35,230	193,986
As of and for the six months ended June 30,:

	2007
		Financial
	Homebuilding	Services	Totals
Revenues	$69,893,902	$4,491,700	$74,385,602
Depreciation and amortization	257,495	87,870	345,365
Segment net income (loss)	(3,341,306)	427,347	(2,913,959)
Segment assets	305,747,363	2,994,202	308,741,565
Expenditures for segment assets	20,708	15,087	35,795

	2006
		Financial
	Homebuilding	Services	Totals
Revenues	$114,120,244	$6,334,270	$120,454,514
Depreciation and amortization	210,303	77,526	287,829
Segment net income	14,459,828	967,728	15,427,556
Segment assets	316,529,924	3,165,748	319,695,672
Expenditures for segment assets	611,090	85,245	696,335
(10)	Supplemental Guarantor and Non-Guarantor Information

All subsidiaries of the Company guarantee the Senior Subordinated Notes except for SMC, Heritage Mortgage, FET, Avalon West Neighborhoods, LLC, Flowing Springs Neighborhoods, LLC, Herndon Neighborhoods, LLC and Spriggs Road Neighborhoods, LLC. The separate financial statements of each guaranteeing subsidiary (each a Guarantor Subsidiary) and Stanley-Martin Financing Corp., the co-issuer of the Senior Subordinated Notes, are not presented because the Company has concluded that such financial statements are not material. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary and Stanley-Martin Financing Corp. is 100% owned by the Company. The Company is referred to as the Parent in the following condensed consolidating and combining financial information. Upon issuance of the Senior Subordinated Notes in August 2005, certain subsidiaries engaged in homebuilding activities were designated as guarantors. To the extent that those subsidiaries were in existence in prior periods, the subsidiaries were included in the “Guarantor Subsidiaries” column.

The following condensed, combining and consolidating financial information sets forth the financial position as of June 30, 2007 and December 31, 2006 and the results of operations and cash flows for the three and six months ended June 30, 2007 and 2006 of the Parent, the Guarantor Subsidiaries, the Non-Guarantor Homebuilding Subsidiaries and the Other Non-Guarantor Subsidiaries.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Consolidating Balance Sheet as of June 30, 2007

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash	$—	$500,798	$3,456,611	$661,924	$—	$4,619,333
Real estate inventory	526,958	201,207,355	90,715,505	—	(1,829,401)	290,620,417
Deposits and escrows	—	1,877,548	1,005,794	—	—	2,883,342
Due from related parties	149,590,971	(71,942,731)	(77,184,335)	—	(23,165)	440,740
Investment in affiliates	66,912,261	69,360,476	—	—	(136,272,737)	—
Accounts receivable	—	248,374	237,930	1,403,770	—	1,890,074
Other assets	4,449,674	620,117	2,289,360	928,508	—	8,287,659

	$221,479,864	$201,871,937	$20,520,865	$2,994,202	$(138,125,303)	$308,741,565

Debt	$150,000,000	$68,250,000	$—	$—	$—	$218,250,000
Accounts payable and accrued expenses	—	328,129	5,165,513	1,461,166	(24,435)	6,930,373
Due to related parties	—	56,062	—	—	—	56,062
Accrued interest payable	5,484,375	468,093	—	—	—	5,952,468
Purchaser deposits	—	4,219,732	—	—	—	4,219,732
Cost to complete and customer service reserves	—	4,490,734	8,429	—	—	4,499,163
Other liabilities	—	888,113	1,488,494	—	—	2,376,607

	155,484,375	78,700,863	6,662,436	1,461,166	(24,435)	242,284,405
Minority interest	—	—	—	461,671	—	461,671
Member’s capital	65,995,489	123,171,074	13,858,429	1,071,365	(138,100,868)	65,995,489

	$221,479,864	$201,871,937	$20,520,865	$2,994,202	$(138,125,303)	$308,741,565

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Consolidating Balance Sheet as of December 31, 2006

			Non-Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash	$—	$888,326	$1,138,737	$818,661	$—	$2,845,724
Real estate inventory	331,751	154,273,600	129,634,439	—	(2,273,971)	281,965,819
Deposits and escrows	—	2,248,729	2,256,225	—	—	4,504,954
Due from related parties	151,653,013	(57,852,696)	(93,627,117)	—	(18,349)	154,851
Accounts receivable	—	391,581	20,903	1,313,079	—	1,725,563
Investment in affiliates	70,070,802	77,235,473	—	—	(147,306,275)	—
Other assets	4,724,914	237,551	2,686,856	1,249,345	—	8,898,666

	$226,780,480	$177,422,564	$42,110,043	$3,381,085	$(149,598,595)	$300,095,577

Debt	$150,000,000	$52,750,000	$2,750,000	$—	$—	$205,500,000
Accounts payable and accrued expenses	171,660	347,437	4,107,814	1,900,764	(19,618)	6,508,057
Due to related parties	—	—	9,020	—	—	9,020
Accrued interest payable	5,484,375	396,380	—	—	—	5,880,755
Purchaser deposits	—	1,732,634	1,070,199	—	—	2,802,833
Cost to complete and customer service reserves	—	5,533,374	59,392	—	—	5,592,766
Other liabilities	—	744,939	1,481,657	—	—	2,226,596

	155,656,035	61,504,764	9,478,082	1,900,764	(19,618)	228,520,027
Minority interest	—	—	—	451,105	—	451,105
Member’s capital	71,124,445	115,917,800	32,631,961	1,029,216	(149,578,977)	71,124,445

	$226,780,480	$177,422,564	$42,110,043	$3,381,085	$(149,598,595)	$300,095,577

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Consolidating Statement of Operations for the
Six months ended June 30, 2007

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding sales	$—	$69,608,892	$—	$—	$—	$69,608,892
Financial services	—	—	—	4,491,700	—	4,491,700
Management services	225,000	—	3,945,380	—	(3,885,370)	285,010

Total revenues	225,000	69,608,892	3,945,380	4,491,700	(3,885,370)	74,385,602

Operating expenses:
Cost of sales	—	57,884,788	(219,372)	—	(4,282,344)	53,383,072
Impairment	—	8,542,891	—	—	—	8,542,891
Selling and marketing expenses	—	5,205,014	51,471	29,347	(47,595)	5,238,237
General and administrative expenses	210,565	666,515	6,033,935	3,836,699	—	10,747,714

Operating income (loss)	14,435	(2,690,316)	(1,920,654)	625,654	444,569	(3,526,312)
Equity in earnings (losses) of affiliates	(2,928,394)	(2,597,777)	—	—	5,526,171	—
Gain on derivative contracts, net	—	499,511	—	—	—	499,511
Other income, net	—	213,935	97,214	—	—	311,149

Net income (loss) before minority interest	(2,913,959)	(4,574,647)	(1,823,440)	625,654	5,970,740	(2,715,652)
Minority interest	—	—	—	(198,307)	—	(198,307)

Net income (loss)	$(2,913,959)	$(4,574,647)	$(1,823,440)	$427,347	$5,970,740	$(2,913,959)

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Consolidating and Combining Statement of Operations for the
Six Months Ended June 30, 2006

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Homebuilding sales	$—	$110,599,291	$10,826,137	$—	$(7,349,889)	$114,075,539
Financial services	—	—	—	6,334,270	—	6,334,270
Management services	—	—	7,479,017	—	(7,434,312)	44,705

Total revenues	—	110,599,291	18,305,154	6,334,270	(14,784,201)	120,454,514

Cost of sales	—	89,512,327	7,577,855	—	(12,934,695)	84,155,487
Selling and marketing expenses	—	6,792,179	487,692	79,267	(563,675)	6,795,463
General and administrative expenses	475,004	1,047,107	8,975,505	4,866,131	(195,607)	15,168,140

Operating income (loss)	(475,004)	13,247,678	1,264,102	1,388,872	(1,090,224)	14,335,424

Equity in earnings (losses) of affiliates	16,090,650	14,835,711	—	—	(30,926,361)	—
Gain on derivative contracts, net	—	1,218,988	—	—	—	1,218,988
Other income, net	—	326,834	110,016	—	(142,562)	294,288

Net income (loss) before minority interest	15,615,646	29,629,211	1,374,118	1,388,872	(31,877,126)	15,848,700
Minority interest	—	—	—	(421,144)	—	(421,144)

Net income	$15,615,646	$29,629,211	$1,374,118	$967,728	$(31,877,126)	$15,427,556

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Consolidating Statement of Operations for the
Three months ended June 30, 2007

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding sales	$—	$43,181,769	$—	$—	$—	$43,181,769
Financial services	—	—	—	2,287,531	—	2,287,531
Management services	225,000	—	2,499,521	—	(2,483,921)	240,600

Total revenues	225,000	43,181,769	2,499,521	2,287,531	(2,483,921)	45,709,900

Operating expenses:
Cost of sales	—	36,056,068	(124,408)	—	(2,690,775)	33,240,885
Impairment	—	8,542,891	—	—	—	8,542,891
Selling and marketing expenses	—	3,135,968	29,570	17,002	(74,326)	3,108,214
General and administrative expenses	98,842	258,095	3,259,857	1,944,932	—	5,561,726

Operating income (loss)	126,158	(4,811,253)	(665,498)	325,597	281,180	(4,743,816)
Equity in earnings (losses) of affiliates	(4,193,330)	(4,749,936)	—	—	8,943,266	—
Gain on derivative contracts, net	—	663,883	—	—	—	663,883
Other income, net	—	84,644	40,227	—	—	124,871

Net income (loss) before minority interest	(4,067,172)	(8,812,662)	(625,271)	325,597	9,224,446	(3,955,062)
Minority interest	—	—	—	(112,110)	—	(112,110)

Net income (loss)	$(4,067,172)	$(8,812,662)	$(625,271)	$213,487	$9,224,446	$(4,067,172)

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Consolidating and Combining Statement of Operations for the
Three Months Ended June 30, 2006

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Homebuilding sales	$—	$67,528,487	$8,995,409	$—	$(5,519,162)	$71,004,734
Financial services	—	—	—	3,492,968	—	3,492,968
Management services	—	—	4,642,825	—	(4,622,152)	20,673

Total revenues	—	67,528,487	13,638,234	3,492,968	(10,141,314)	74,518,375

Cost of sales	—	55,893,416	6,584,002	—	(9,116,608)	53,360,810
Selling and marketing expenses	—	4,070,859	343,221	41,497	(392,662)	4,062,915
General and administrative expenses	401,582	577,035	4,937,305	2,635,518	(103,183)	8,448,257

Operating income (loss)	(401,582)	6,987,177	1,773,706	815,953	(528,861)	8,646,393

Equity in earnings (losses) of affiliates	9,510,516	8,458,994	—	—	(17,969,510)	—
Gain on derivative contracts, net	—	590,368	—	—	—	590,368
Other income, net	—	183,498	67,905	—	(142,562)	108,841

Net income (loss) before minority interest	9,108,934	16,220,037	1,841,611	815,953	(18,640,933)	9,345,602
Minority interest	—	—	—	(242,578)	—	(242,578)

Net income	$9,108,934	$16,220,037	$1,841,611	$573,375	$(18,640,933)	$9,103,024

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Consolidating Statement of Cash Flows for the
Six Months Ended June 30, 2007

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(2,913,959)	$(4,574,647)	$(1,823,440)	$427,347	$5,970,740	$(2,913,959)
Equity in losses (earnings) of affiliates	2,928,394	2,597,777	—	—	(5,526,171)	—
Changes in real estate inventory	80,032	(56,519,286)	38,867,969	—	(444,569)	(18,015,854)
Other operating activities	2,120,530	45,379,336	(34,726,655)	(381,196)	—	12,391,955

Net cash provided by (used in) operating activities	2,214,997	(13,116,820)	2,317,874	46,091	—	(8,537,858)

Investing activities:
Net cash used in investing activities — purchases of property and equipment	—	(20,708)	—	(15,087)	—	(35,795)

Financing activities:
Borrowings (repayments) of loans payable, net	—	(2,750,000)	—	—	—	(2,750,000)
Draws on (repayments of) line of credit	—	15,500,000	—	—	—	15,500,000
Distribution to members	(2,214,997)	—	—	—	—	(2,214,997)
Distributions to minority partners	—	—	—	(187,741)	—	(187,741)

Net cash provided by (used in) financing activities	(2,214,997)	12,750,000	—	(187,741)	—	10,347,262

Increase (decrease) in cash and cash equivalents	—	(387,528)	2,317,874	(156,737)	—	1,773,609
Cash and cash equivalents, beginning of period	—	888,326	1,138,737	818,661	—	2,845,724

Cash and cash equivalents, end of period	$—	$500,798	$3,456,611	$661,924	$—	$4,619,333

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Consolidating and Combining Statement of Cash Flows for the
Six Months Ended June 30, 2006

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Combined
Operating activities:
Net income	$15,615,646	$29,629,211	$1,374,118	$967,728	$(32,159,147)	$15,427,556
Equity in losses of affiliates	(16,090,650)	(14,835,711)	—	—	30,926,361	—
Changes in real estate inventory	98,330	(37,586,147)	(21,405,208)	—	1,232,786	(57,660,239)
Other operating activities	5,677,016	(50,086,340)	40,458,224	(2,237,197)	—	(6,188,297)

Net cash provided by (used in) operating activities	5,300,342	(72,878,987)	20,427,134	(1,269,469)	—	(48,420,980)

Investing activities:
Net cash used in investing activities — purchases of property and equipment	—	(4,744)	(608,346)	(83,245)	—	(696,335)

Financing activities:
Borrowings on (repayments of) loans payable, net	—	—	(26,855,000)	—	—	(26,855,000)
Draws on (repayments of) line of credit	—	46,000,000	—	—	—	46,000,000
Proceeds from issuance of debt	—	—	2,333,096	—	—	2,333,096
Distribution to members	(5,300,342)	—	—	—	—	(5,300,342)
Distributions to minority partners	—	—	—	(538,553)	—	(538,553)

Net cash provided by (used in) financing activities	(5,300,342)	46,000,000	(24,521,904)	(538,553)	—	15,639,201

Increase (decrease) in cash and cash equivalents	—	(26,883,731)	(4,703,116)	(1,891,267)	—	(33,478,114)
Cash and cash equivalents, beginning of period	—	32,429,244	9,362,014	2,540,609	—	44,331,867

Cash and cash equivalents, end of period	$—	$5,545,513	$4,658,898	$649,342	$—	$10,853,753

(11)	Related Party Transactions

The Company is wholly owned by Holdings. During the three months ended June 30, 2007 and 2006, the Company made $0.7 million and $5.3 million in distributions to Holdings, respectively. During the six months ended June 30, 2007 and 2006, the Company made $2.2 million and $5.3 million in distributions to Holdings, respectively. In the future, the Company may be required to distribute funds to Holdings in order to allow Holdings to meet its operating and financing obligations. The Trust Indenture governing the Senior Subordinated Notes permits annual distributions from the Company to Holdings of, among other things, up to $4.0 million to meet cash distribution obligations of Holdings to its Class A investors and up to $500,000 each year to cover Holdings overhead.

A subsidiary of Capital has lot purchase agreements with a 50% owned joint venture of Holdings to purchase 117 finished lots in Loudoun County, Virginia. The purchase price of the lots is based on a predetermined price schedule that contains price escalators of one and a half percent (1.5%) per quarter based on the timing of the lot purchases. As of June 30, 2007, Capital had purchased 50 lots for $8.4 million. In the first six months of 2007, Capital purchased 15 lots for $2.7 million.

Based on the expected timing of the remaining lot purchases and the estimated individual lot purchase prices at that time under these lot purchase agreements, the Company’s estimated remaining purchase obligation at June 30, 2007 is approximately $12.5 million.

Due from related parties primarily represents amounts due from various entities under the control of the Control Group. Due to related parties primarily represents amounts due to Holdings. All related party receivables and payables are non interest bearing and due on demand.

Management services revenue reported in the statements of operations represents management and accounting support services provided to three related parties, Holdings, Heritage Contracting, LLC and Duball, LLC, through common ownership. The Company utilizes Heritage Contracting, LLC, for contracting services on many of its projects. The Company paid Heritage Contracting approximately $1,176,000 and $1,560,000 for the six months ended June 30, 2007 and 2006, respectively. The Company subleases certain space for its design center from Heritage Contracting, LLC (see Note 7). The Company also has certain management and construction services performed by Duball, LLC. The Company paid Duball, LLC approximately $307,000 and $0 for the six months ended June 30, 2007 and 2006, respectively.

(12)	Commitments and Contingencies
(a)	Legal Proceedings

The Company and its subsidiaries are involved in litigation arising from the normal course of business. In the opinion of management, and based on advice of legal counsel, this litigation is not expected to have any material adverse effect on the financial position or results of operations of the Company.

(b)	Guarantees

At June 30, 2007 and December 31, 2006, the Company was contingently liable on performance bonds amounting to approximately $34.4 million and $27.4 million, respectively, to ensure completion of required public improvements related to its homebuilding projects.

The Company is contingently liable under outstanding letters of credit of approximately $2.99 million and $2.92 million at June 30, 2007 and December 31, 2006, respectively.

Heritage Mortgage guarantees amounts outstanding under the $10 million warehouse loan facility. At June 30, 2007 and December 31, 2006, the balance on the warehouse loan facility was approximately $8.5 million and $5.0 million, respectively. Heritage Mortgage’s obligation to perform under this guarantee principally arises if Mason defaults on its obligations under the warehouse loan facility. Cardinal Bank, N.A. is the lender on the warehouse loan facility and the parent of Mason. The Company has not recorded any liability related to this guarantee as of June 30, 2007 and December 31, 2006.

Heritage Mortgage is qualified to participate under the VA loan guaranty program and is an approved FHA lender. As a result of its participation in these Federal programs, Heritage Mortgage is required to maintain a minimum net worth of $88,000. At June 30, 2007 and December 31, 2006, Heritage Mortgage was in compliance with the minimum net worth requirements.

The Company has guaranteed amounts due under an operating lease entered into by Heritage Contracting. Payments under the lease in 2006 which were paid by Heritage Contracting were approximately $209,000. Amounts due under this lease increase by 3 percent each year through expiration in May 2011.

(c)	Contract Land Deposits

At June 30, 2007 and December 31, 2006, the Company had entered into various agreements with affiliated and unaffiliated parties to purchase land for approximately $18.7 million and $19.2 million, respectively. The Company has made deposits of $306,500 and $455,000 at June 30, 2007 and December 31, 2006, respectively, pertaining to these land purchase agreements. The Company is not the primary beneficiary in any of the variable interest entities that hold these land purchase agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
STATEMENT ON FORWARD-LOOKING INFORMATION
     Certain information included herein and in our other reports, SEC filings, statements and presentations is forward-looking within the meaning of the Private Securities Litigation Act of 1995, including, but not limited to, statements concerning our anticipated operating results, financial resources, changes in revenues, changes in profitability, interest expense, growth and expansion, anticipated income to be realized from our investments in unconsolidated entities, the ability to acquire land, the ability to secure governmental approvals and the ability to open new communities, the ability to sell homes and properties, the ability to deliver homes from backlog, the average delivered prices of homes, the ability to secure materials and subcontractors, and the ability to maintain the liquidity and capital necessary to expand and take advantage of future opportunities. In some cases you can identify those so called forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project,” “intend,” “can,” “could,” “might,” or “continue,” or the negative of those words or other comparable words. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in our other reports, SEC filings, statements and presentations. These risks and uncertainties include local, regional and national economic conditions, the demand for homes, domestic and international political events, uncertainties created by terrorist attacks, the effects of governmental regulation , the competitive environment in which we operate, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, the availability of capital, uncertainties and fluctuations in capital and securities markets, changes in tax laws and their interpretation, legal proceedings, the availability of adequate insurance at reasonable cost, the ability of our customers to finance the purchase of homes, the availability and cost of labor and materials, and weather conditions. Additional information concerning potential factors that we believe could cause our actual results to differ materially from expected and historical results is included in “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2006. Moreover, the financial guidance contained herein related to our expected results of operations for fiscal 2007 reflects our expectations as of August 10, 2007 and is not being reconfirmed or updated by this Quarterly Report on Form 10-Q.
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
Overview
     We are one of the largest private homebuilders in the Washington, D.C. metropolitan area, based on the number of homes delivered each year. We are engaged in the development of residential communities and the design, marketing and construction of single-family homes and townhomes. Our homes are marketed and sold under the trade name Stanley Martin. We generate revenues from our homebuilding operations and, to a lesser extent, from our title insurance and mortgage origination businesses. Most of our home construction activities begin after a sales contract has been entered into with a homebuyer.
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
     Beginning in the third quarter 2005 and continuing into 2007, we have experienced a slowdown in new contracts signed. The value of new contracts signed in the second quarter 2007 was $95.3 million, a 1.7% decline compared to the value of new contracts signed in the second quarter 2006 and a 25.6% decline compared to the value of new contracts signed in the second quarter 2005. We believe this slowdown is attributable to a decline in consumer confidence, an overall softening of demand for new homes, and an oversupply of homes available for sale. We attribute the reduction in demand to concerns on the part of prospective home buyers about the direction of home prices, due in part to many builders’ advertising price reductions and increased sales incentives, and concerns by the prospective home buyers about being able to sell their existing homes. In addition, we believe speculators and investors are no longer helping to fuel demand. We have been impacted by an overall increase in the supply of homes available for sale, and by builders who are attempting to reduce their inventories by lowering prices and adding incentives. In addition, based on the cancellation rates reported by us and other builders, cancellations are also adding to the supply of homes in the marketplace. We experienced a 33% cancellation rate in the third quarter 2006 and an 18% cancellation rate in the fourth quarter 2006. Our second quarter 2007 cancellation rate was 4%, well below the 9% rate in the second quarter 2006. Our historical cancellation rate has been approximately 9%. When we report contracts signed, the number and value of contracts signed are reported net of any cancellations occurring during the reporting period, whether signed in that reporting period or in a prior period. Despite this slowdown, we remain cautiously optimistic about the future growth of our business. Metropolitan Washington, D.C. demographics remain strong due to the continuing regulation-induced constraints on lot supplies, the growing number of affluent households, low unemployment and strong job creation.
     Because of the length of time that it takes to obtain the necessary approvals on a property, complete land improvements and deliver a home after a home buyer signs an agreement of sale, we are subject to many risks. We attempt to reduce our risk by controlling land for future development through options whenever possible, thus allowing us to obtain the necessary governmental approvals before acquiring title to the land. In addition, we attempt to reduce our risk by generally commencing construction of a home after executing an agreement of sale and receiving a substantial downpayment from a buyer, and using subcontractors to perform home construction and land development on a fixed-price basis.
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
     In 2007, we commenced building custom homes under the name Stanley Martin Custom Homes, LLC (Custom Homes). As of June 30, 2007, Custom Homes has been engaged to construct one home, which has not yet commenced construction.
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
     Heritage Mortgage accounts for these sales of mortgage loans to Mason pursuant to SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement 125, because the loan assets have been legally isolated from us; we have no ability to restrict or constrain the ability of Mason to pledge or exchange the assets; and, because we do not have the entitlement or contractual ability to repurchase the mortgage loans or unilaterally cause Mason to put the mortgage loans back to us.
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
Homebuilding Inventory
     Homebuilding inventory is stated at cost unless a community is determined to be impaired, in which case the impaired inventories are written down to fair value. The cost of developed lots and uncompleted homes represents the actual costs that are accumulated on a project basis with direct costs accumulated on a specific identification basis by unit within the project. Finance costs, including interest, and real estate taxes are capitalized as inventory costs. Field construction and supervision salaries and related overhead expenses are included in inventory costs. Selling, general, and administrative costs are expensed as incurred. Upon settlement, direct costs are expensed based on actual costs incurred, and other capitalized costs are expensed on an estimated standard cost basis. Estimated costs to complete and customer service reserves are provided as homes are settled.
     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by that asset or by the sales of comparable assets. Undiscounted cash flow projections are generated at a community level based on the estimated sales price reduced by the sum of the estimated direct, overhead, and finance costs capitalized as inventory costs and the direct selling expenses. Important factors involved in this estimation process include estimated sales prices, dates of disposition, and interest rates. The Company’s determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with inherent risks that are associated with assets and a related estimated cash flow streams. The assumptions used in generating undiscounted cash flows and fair value are based on current market conditions and management’s judgment with respect to general economic conditions.
     We evaluate our deposits related to fixed price lot acquisition contracts based on the provisions of Financial Accounting Standards Board Interpretation No. 46, revised, Consolidation of Variable Interest Entities, or FIN 46R, the provisions of which were effective for us on January 1, 2004. FIN 46R requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate that entity. The primary beneficiary of a VIE is the party that absorbs a majority of the VIE’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets, exclusive of variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of variable interests. We have no lot acquisition contracts that require consolidation of the related VIE as of June 30, 2007.
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
Derivative Financial Instruments
     We account for our derivatives and hedging activities in accordance with SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. As of June 30, 2007, we had two interest rate swaps and one interest rate collar which are considered derivative instruments. We entered into these derivative contracts to economically hedge our exposure to changes in interest rates. We do not enter into derivative instruments for speculative purposes. We have not designated the derivative instruments as cash flow hedges for financial reporting purposes. Amounts paid or received under these agreements and changes in the fair values of the instruments are recognized as “gain (loss) on derivative contracts, net” in the consolidated and combined statements of operations. The fair value of the derivative instruments are reflected in the consolidated balance sheets as a component of other assets or other liabilities.

Selected Financial and Other Information
     The following table includes selected consolidated and combined statement of operations and other data for the three months and six months ended June 30, 2007 and 2006.

	Three months ended June 30,		Six months ended June 30,
	(in thousands)		(in thousands)
	2007	2006	2007	2006

Statement of Operations Data:
Homebuilding sales	$43,182	$71,005	$69,609	$114,076

Cost of sales	33,241	53,361	53,383	84,156
Impairment on real estate	8,543	—	8,543	—

Gross homebuilding profit	1,398	17,644	7,683	29,920
Financial services revenue	2,288	3,493	4,492	6,334
Management services revenue	241	21	285	45
Selling expense	(3,108)	(4,063)	(5,238)	(6,795)
General and administrative expense	(5,562)	(8,448)	(10,748)	(15,168)
Minority interest	(112)	(243)	(198)	(421)
Other, net	788	699	810	1,513

Net income (loss)	$(4,067)	$9,103	$(2,914)	$15,428

Other Financial Data:
Gross homebuilding margins	3.2%	24.8%	11.0%	26.2%
Depreciation and amortization	$196	$153	$345	$287

Operating Data:
Home deliveries	73	122	115	179
Net new home orders	78	64	168	158
Average sales price of homes closed	$592	$582	$605	$637
Backlog at end of period (homes)	138	165	138	165
Backlog at end of period, contract value	$78,139	$105,727	$78,139	$105,727

Selected Homebuilding Operating Data
     The following table sets forth certain information regarding closings, new orders and backlog for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Home Deliveries (homes):
Single-family	41	94	72	151
Townhome	32	28	43	28

Total	73	122	115	179

Average Sales Price of Homes Delivered:
Single-family	$615	$666	$625	$700
Townhome	$561	$299	$572	$299
Average sales price of homes delivered	$592	$582	$605	$637

Revenue from Homes Delivered:
Single-family	$25,221	$62,625	$44,995	$105,696
Townhome	17,961	8,380	24,614	8,380

Total	$43,182	$71,005	$69,609	$114,076

New Orders (homes):
Single-family	57	56	107	134
Townhome	21	8	61	24

Total	78	64	168	158

Average Sales Price of New Orders:
Single-family	$608	$665	$600	$649
Townhome	$419	$513	$510	$415
Average sales price of all new orders	$557	$646	$567	$613

Sales
Single-family	$34,660	$37,259	$64,160	$86,945
Townhome	8,799	4,105	31,101	9,973

Total	$43,459	$41,364	$95,261	$96,918

Backlog at End of Period (homes):
Single-family	92	151	92	151
Townhome	46	14	46	14

Total	138	165	138	165

Average Sales Price Backlog End of Period:
Single-family	$604	$654	$604	$654
Townhome	$492	$499	$492	$499
Average sales price backlog value for all homes	$566	$641	$566	$641

Backlog Sales Value at End of Period:
Single-family	$55,525	$98,742	$55,525	$98,742
Townhome	22,614	6,985	22,614	6,985

Total	$78,139	$105,727	$78,139	$105,727

Quarter Ended June 30, 2007 (2007) Compared to Quarter Ended June 30, 2006 (2006)
     Revenue. Total revenues for 2007 were $45.7 million, down $28.8 million or 38.7% from $74.5 million for 2006. Homebuilding sales were $43.2 million in 2007, down $27.8 million or 39.2% from $71.0 million in 2006. The decrease in homebuilding sales was the result of a 40.2% decrease in the number of homes delivered offset by a 1.7% increase in the average price of a delivered home and a reduction in the average time it takes to construct a home.
     During 2006, we delivered 122 homes with an average sales price of $582,000 compared to 73 homes with an average sales price of $592,000 in 2007. In 2006 we delivered 28 townhomes and 94 single family homes. The townhomes had an average sales price of $299,000 and the single family home has an average sales price of $666,000. In 2007, we delivered 32 townhomes and 41 single family homes. The townhomes had an average sales price of $561,000 and the single family homes delivered had an average sales price of $615,000. The increase in the average sales price is due to a shift in the product mix being offered by the company offset by the decline in demand within the market place. We include the revenues of our mortgage services and title insurance services subsidiaries in financial services revenues. Financial services revenues were $2.3 million in 2007, down 34.3% from $3.5 million in 2006. The decrease in revenues when compared to the same quarter in the prior year was driven by a 41.4% decrease in the number of loans originated offset by a 8.9% increase in the average size of the loans on which the fees are based. Our homebuyers accounted for 24.7% of Heritage Mortgage’s business in the second quarter 2007, down from 26.8% in 2006.
     During 2007, Heritage Mortgage was responsible for handling the financing needs of 90% of our homebuyers, up from 84% in 2006. First Excel was responsible for underwriting title insurance for 98% of our Virginia homebuyers in the second quarter 2007, up from 90% in 2006. Financial services revenues were 5.0% of total 2007 revenues, up from 4.7% a year earlier.
     New Orders and Backlog. The number of new orders increased 21.9% to 78 in 2007 from 64 in 2006. The aggregate value of new orders was $43.5 million in 2007, up $2.1 million or 5.1% from $41.4 million a year earlier. The average sales price for single family and townhomes together declined from $646,000 in 2006 to $557,000 in 2007. This 13.8% decline in the average sales price when compared to the same period in the prior year is due to both a change in product type and reduced net sales prices given competitive market conditions. In 2006, 87.5% of the new orders were single family homes. In 2007, 73.1% of the new orders were single family. 2007 new orders were comprised of 57 single family homes with an average sales price of approximately $608,000 and 21 townhome new orders with an average sales price of $419,000. In 2006, there were 56 single family new orders with an average sales price of $665,000 and 8 townhome new orders with an average sales price of $513,000.
     While we have made a modest change to our discount policy, many competitors continue to advertise substantial discounts for select product. We feel this practice has continued to create an expectation in new homebuyers that discounts will be forthcoming from all builders. Although not all builders will aggressively discount their product, the time frame in which a homebuyer makes a purchase decision has been significantly impacted.
     At June 30, 2007, our backlog was 138 homes with an aggregate value of $78.1 million, down from 165 homes with an aggregate value of $105.7 million a year earlier. The average sales price in backlog at June 30, 2007 was $566,000, down $75,000 or 11.7% from $641,000 a year earlier. Just as with new orders, the decrease in average sales price in backlog is due to a change in product mix as well as a more competitive market. The backlog has been further reduced due to a decrease in the average construction period of the homes. As of June 30, 2007, 92 single family homes were in backlog with an average sales price of $604,000, down from 151 single family homes with an average sales price of $654,000 a year earlier. As of June 30, 2007, 46 townhomes were in backlog with an average backlog price of $492,000. A year earlier, 14 townhomes were in backlog with an average backlog price of $499,000.

     Gross Homebuilding Margin. The gross homebuilding margin in 2007 was $1.4 million or 3.2% of homebuilding sales, down from $17.6 million or 24.8% of homebuilding sales in 2006. In the second quarter of 2007, market conditions for new home sales declined as inventory levels of both new and existing homes remained high. As a result the Company recorded an $8.5 million charge for asset impairments of real estate inventory held due to declining market conditions. The decline in the gross homebuilding margin was offset in part by a decrease in the average time it took to construct a home and the effect of cost reductions negotiated in late fiscal year 2006. The gross homebuilding margin, excluding impairment, for the three months ended June 30, 2007 was 23.0%, down from 24.8% from the same period a year earlier.
     Selling and Marketing Expenses. Total selling and marketing expenses in 2007 decreased $1.0 million, or 24.4%, to $3.1 million from $4.1 million in 2006. Selling and marketing expenses as a percent of homebuilding sales increased to 7.2% in 2007 from 5.7% in 2006. The increase in selling and marketing costs as a percent of homebuilding sales is due to the increase in closing costs and discounts offered to meet market demands and enhanced marketing efforts in the competitive market.
     General and Administrative Expenses. Total general and administrative expenses in 2007 decreased approximately $2.8 million or 33.3% to $5.6 million from $8.4 million in 2006. General and administrative expenses as a percentage of total revenues increased to 12.2% in 2007 from 11.3% in the same period in 2006. The decrease in general and administrative expenses was primarily due to a decrease in personnel costs and professional fees. The increase in the ratio of general and administrative costs to total revenues is due to the reduced revenues and fixed cost nature of some of the general and administrative costs. Homebuilding general and administrative expenses were $3.7 million or 8.5% of homebuilding revenue in 2007, down from $5.8 million or 8.2% a year earlier. While homebuilding general and administrative expenses declined 36.2% year to year, the ratio of general and administrative expenses to homebuilding revenue increased due to the fixed nature of many expenses. Financial services general and administrative expenses were $1.9 million in 2007, down 26.9% from $2.6 million a year earlier. The decline is due to the reduced business volume offset by the fixed nature of many expenses.
     Gain on Derivative Contracts. Our homebuilding segment utilizes derivative instruments to economically hedge our risk of interest rate fluctuations related to our variable rate line of credit. During the second quarter 2007, we had two interest rate swaps and one interest rate collar outstanding with an aggregate notational amount of $50 million under which we make fixed rate payments and receive variable interest payments. The gain on derivative contracts, net, was approximately $664,000 in 2007. During 2006, we had two interest rate swaps and one interest rate collar outstanding with an aggregate notational amount of $50 million. The gain recorded on these derivative instruments was approximately $590,000 in 2006.
     Minority Interest. Minority interest expense represents the minority owners 25% interest in Heritage Mortgage and the minority owners 49% interest in First Excel Title, LLC. Minority interest was $112,110 for 2007 and $242,578 in the second quarter 2006. The decrease in 2007 from 2006 is due to reduced business activity in both our mortgage and title company.
     Net Income. Overall, net income (loss) for the second quarter 2007 was $(4.1) million, down $13.2 million or 145.1% from $9.1 million in 2006. Our homebuilding segment experienced a decrease in net income (loss) to $(4.3) million in 2007 from $8.5 million in 2006. This decrease was primarily the result of the decrease in 2007 homebuilding sales revenue, an impairment charge of $8.5 million, and a decline in gross homebuilding margin.
     Our financial services segment reported net income of $213,487 for 2007, down 62.8% from $573,375 in 2006. This decline reflects the slow down in both our mortgage and title businesses.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
     Revenue. Total revenues for the six months ended June 30, 2007 were $74.4 million, down $46.1 million or 38.3% from $120.5 million for the six months ended June 30, 2006. Homebuilding sales were $69.6 million in the six months ended June 30, 2007, off $44.5 million or 39.0% from $114.1 million in the six months ended June 30, 2006. The decrease in homebuilding sales was the result of a 35.8% decrease in the number of homes delivered and a 5.0% decrease in the average price of a delivered home offset by a reduction in the average time it takes to construct a home.
     During the six months ended June 30, 2006, we delivered 179 homes with an average sales price of $637,000 compared to 115 homes with an average sales price of $605,000 in the six months ended June 30, 2007. In the six months ended June 30, 2006, we delivered 28 townhomes and 151 single family homes with an average sales price of $299,000 and $700,000, respectively. In the six months ended June 30, 2007, we delivered 43 townhomes and 72 single family homes. The townhomes had an average sales price of $572,000 and the single family homes delivered had an average sales price of $625,000. The decrease in the average sales price is due to the decline in demand within the market place and a shift in the product mix being offered by the company. We include the revenues of our mortgage services and title insurance services subsidiaries in financial services revenues. Financial services revenues were $4.5 million in the six months ended June 30, 2007, down 28.6% from $6.3 million in the six months ended June 30, 2006. The decrease in revenues when compared to the same period in the prior year was driven by a 39.9% decrease in the number of loans originated offset by a 12.1% increase in the average size of the loans on which the fees are based. Our homebuyers accounted for 18.6% of Heritage Mortgage’s business in the six months ended June 30, 2007, down from 22.2% in the six months ended June 30, 2006.
     During the six months ended June 30, 2007, Heritage Mortgage was responsible for handling the financing needs of 88% of our homebuyers, up from 76% in the six months ended June 30, 2006. First Excel was responsible for underwriting title insurance for 96% of our Virginia homebuyers in the six months ended June 30, 2007, up from 86% in the six months ended June 30, 2006. Financial services revenues were 6.0% of total 2007 revenues, up from 5.3% a year earlier.
     New Orders. The number of new orders increased 6.3% to 168 in the six months ended June 30, 2007 from 158 in the six months ended June 30, 2006. The aggregate value of new orders was $95.3 million in the six months ended June 30, 2007, down $1.6 million or 1.7% from $96.9 million a year earlier. The average sales price for single family and townhomes together declined from $613,000 in the six months ended June 30, 2006 to $567,000 in the six months ended June 30, 2007. This 7.5% decline in the average sales price when compared to the same period in the prior year is due to both a change in product type and reduced net sales prices given competitive market conditions. In the six months ended June 30, 2007, 63.7% of the new orders were single family homes. In the six months ended June 30, 2006, 84.8% of the new orders were single family. For the six months ended June 30, 2007, new orders were comprised of 107 single family homes with an average sales price of approximately $600,000 and 61 townhome new orders with an average sales price of $510,000. In the six months ended June 30, 2006, there were 134 single family new orders with an average sales price of $649,000 and 24 townhome new orders with an average sales price of $415,000.
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
     Gross Homebuilding Margin. The gross homebuilding margin in the six months ended June 30, 2007 was $7.7 million or 11.0% of homebuilding sales, down from $29.9 million or 26.2% of homebuilding sales in the six months ended June 30, 2006. In the second quarter of 2007, market conditions for new home sales declined as inventory levels of both new and existing homes remained high. As a result, the Company recorded an $8.5 million charge for asset impairments of real estate inventory held due to declining market conditions. The decline in the gross homebuilding margin caused by the impairment was offset in part by a decrease in the average time it took to construct a home and the effect of cost reductions negotiated in late fiscal year 2006. We expect the homebuilding margin throughout 2007 remain at or slightly below 2006 levels due to increased competition in the market place and lower anticipated average sales prices. The gross homebuilding margin, excluding impairment, was 23.3%, down from 26.2% a year earlier, which is a reflection of the declining market.

     Selling and Marketing Expenses. Total selling and marketing expenses in the six months ended June 30, 2007 decreased $1.6 million, or 23.5%, to $5.2 million from $6.8 million in the six months ended June 30, 2006. Selling and marketing expenses as a percent of homebuilding sales increased to 7.5% in the six months ended June 30, 2007 from 6.0% in the six months ended June 30, 2006. The increase in selling and marketing costs as a percent of homebuilding sales is due to the increase in closing costs and discounts offered to meet market demands and enhanced marketing efforts in the competitive market.
     General and Administrative Expenses. Total general and administrative expenses in the six months ended June 30, 2007 decreased approximately $4.5 million or 29.6% to $10.7 million from $15.2 million in the six months ended June 30, 2006. General and administrative expenses as a percentage of total revenues increased to 14.4% in the six months ended June 30, 2007 from 13.3% in the same period in the six months ended June 30, 2006. The decrease in general and administrative expenses was primarily due to a decrease in personnel costs and professional fees. The increase in the ratio of general and administrative costs to total revenues is due to the reduced revenues and fixed cost nature of some of the general and administrative costs. Homebuilding general and administrative expenses were $6.9 million or 9.9% of homebuilding revenue in the six months ended June 30, 2007, down from $10.3 million or 9.0% a year earlier. While homebuilding general and administrative expenses declined 33.0% year to year, the ratio of general and administrative expenses to homebuilding revenue increased due to the fixed nature of many expenses. Financial services general and administrative expenses were $3.8 million in the six months ended June 30, 2007, down 22.4% from $4.9 million a year earlier. The dollar decline is due to the reduced business volume offset by the fixed nature of many expenses.
     Gain on Derivative Contracts. Our homebuilding segment utilizes derivative instruments to economically hedge our risk of interest rate fluctuations related to our variable rate line of credit. During the six months ended June 30, 2007, we had two interest rate swaps and one interest rate collar outstanding with an aggregate notational amount of $50 million under which we make fixed rate payments and receive variable interest payments. The gain on derivative contracts, net, was approximately $500,000 in the six months ended June 30, 2007. During the six months ended June 30, 2006, we had two interest rate swaps and one interest rate collar outstanding with an aggregate notational amount of $50 million. The gain recorded on these derivative instruments was approximately $1.2 million in the six months ended June 30, 2006.
     Minority Interest. Minority interest expense represents the minority owners 25% interest in Heritage Mortgage and the minority owners 49% interest in First Excel Title, LLC. Minority interest was $198,307 for the six months ended June 30, 2007 and $421,144 in the six months ended June 30, 2006. The decrease in 2007 from 2006 is due to reduced business activity in both our mortgage and title company.
     Net Income. Overall, net income (loss) for the six months ended June 30, 2007 was $(2.9) million, down $18.3 million or 118.8% from $15.4 million in the six months ended June 30, 2006. Our homebuilding segment experienced a decrease in net income to $(3.3) million in the six months ended June 30, 2007 from $14.5 million in the six months ended June 30, 2006. This decrease was primarily the result of the decrease in 2007 homebuilding sales revenue and a decline in gross homebuilding margin.
     Our financial services segment reported net income of $427,347 for the six months ended June 30, 2007, down 55.8% from $967,728 in the six months ended June 30, 2006. This decline reflects the slow down in both our mortgage and title businesses.
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

Liquidity and Capital Resources
     Our financing needs depend on sales volume, asset turnover, land acquisition and inventory balances. We have incurred substantial indebtedness and may incur substantial indebtedness in the future to fund our homebuilding activities. During the first six months of 2007, we purchased approximately $7.3 million of land, before any purchase adjustments, using available cash and borrowings under our $150.0 million senior secured facility. We will continue to evaluate all of our alternatives to satisfy our demand for lots in the most cost effective manner. As of June 30, 2007, the Company controls 3,093 lots of which 2,977 (96.2%) lots are owned and 116 (3.8%) lots are under option contracts.
     We assess our liquidity in terms of our ability to generate cash to fund our operating activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds and our senior secured credit facility. The senior secured credit facility is a three-year facility that matures on December 1, 2009 and can be extended one year every December 1 subject to the lender’s approval. As of June 30, 2007, we had $68.3 million borrowed on our senior secured credit facility. Our borrowing capacity under the senior secured credit facility is dependent on borrowing base calculations stipulated in the facility agreement. At June 30, 2007, these calculations allowed for additional borrowings of up to $71.2 million over the $68.3 million already on the line of credit. Borrowings under the senior secured credit facility are secured by land and construction work-in-progress and carry a floating interest rate of one month LIBOR plus a margin that ranges from 175 to 225 basis points. As additional parcels of land owned by the Company are added to the borrowing base, the Company can continue to increase its borrowing capability.
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
     Neighborhood Holdings, LLC, our parent, has substantial obligations to make distribution payments on its outstanding Class A membership interests. Neighborhood Holdings is obligated to pay approximately $350,000 a month to the holders of Class A membership interests. Class A membership interests will be redeemed in installments on June 30, 2008, June 30, 2009, and June 30, 2010. As of June 30, 2007, the redemption amounts due on the dates listed above are $11.4 million, $12.8 million, and $11.2 million, respectively. Neighborhood Holdings has the right to request the holders of the Class A membership interests to roll forward for a three year period the obligations due on each of the redemption dates. In the four and a half years during which Neighborhood Holdings has been obligated to make similar annual payments, the majority of the holders of the Class A membership interests have agreed to roll the redemption date forward three years. There is no assurance that these holders will continue to accede to any future requests to defer payment. In addition, from time to time, Neighborhood Holdings makes distribution payments on its Class B membership interests, a portion of which may be used to fund the tax obligations of the beneficial holders thereof, Martin K. Alloy and Steven B. Alloy, which are attributable to our income by virtue of our being a “pass-through” entity for income tax purposes. Neighborhood Holdings relies on distributions from its subsidiaries, including us, to fund these payments. For the six months ended June 30, 2007 and 2006, there were $2.2 million and $5.3 million of distributions, respectively.
     We believe that our available financing is adequate to support operations and planned land acquisitions through 2009.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006.
     Cash Flows used in Operating Activities. Net cash used in operating activities was $8.5 million for the six months ended June 30, 2007, down 82.4% from the net cash used in operating activities of $48.4 million in the same period a year earlier. The majority of the decrease in net cash used in operating activities was the result of a significant decrease in the use of cash related to the change in our real estate inventory. The change in real estate inventory was $18.1 million in the six months ended June 30, 2007 as compared to $57.7 million in the six months ended June 30, 2006 and was the result of a reduction in purchases of land, a decrease in land development activities, and lower delivery of homes.
     Cash Flows used in Investing Activities. Net cash used in investing activities for the six months ended June 30, 2006 represents the purchase of approximately $696,000 of leasehold improvements and office furniture and equipment, related to our relocation of our corporate offices. Net cash used in investing activities for the six months ended June 30, 2007 represent property and equipment purchases of approximately $36,000.

     Cash Flows provided by Financing Activities. Cash provided by financing activities was $10.3 million for the six months ended June 30, 2007, down 34.0% from $15.6 million a year earlier. In the six months ended June 30, 2007, we borrowed $15.5 million on our line of credit and repaid a $2.8 million seller note related to property we acquired in late 2006. In the six months ended 2006, we drew $46.0 million on our line of credit and repaid $26.9 million of purchase money deed of trust notes. Distributions to the member was $2.2 million and $5.3 million in the six months ended June 30, 2007 and 2006, respectively. Distributions to minority partners decreased to approximately $188,000 in the six months ended June 30, 2007 from approximately $539,000 in the six months ended June 30, 2006.
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
     Contractual Obligations
     Included in the table below is a summary of future amounts payable as of June 30, 2007 under contractual obligations.

		Remainder
	Total	2007	2008-2009	2010-2014	2015+
(dollars in thousands)
Senior Subordinated Notes(1)	$150,000,000	$—	$—	$—	$150,000,000
Senior secured credit facility(2)	68,250,000	—	68,250,000	—	—
Operating leases(3)	8,098,665	478,562	1,939,744	4,609,922	1,070,437

Total	$226,348,665	$478,562	$70,189,744	$4,609,922	$151,070,437

(1)	On August 10, 2005 we issued ten year $150.0 million senior subordinated notes which will mature August 10, 2015. We cannot redeem the notes before August 15, 2010 subject to certain exceptions. The notes bear interest at 9.75% which is paid semi-annually each February and August. The above amounts do not include interest.

(2)	Borrowings under the senior secured credit facility carry a floating interest rate equal to one month LIBOR plus an applicable margin based on Capital’s senior debt ratio. The applicable margin ranges from 175 to 225 basis points and was 175 basis points at June 30, 2006 and June 30, 2007. The above amounts do not include interest.

(3)	Represents rent payments on noncancellable leases for office space in Virginia and Maryland with various lease expiration dates through 2016. The total annual base rent ranges from approximately $903,000 to $988,000 over the life of the leases.

     In addition to the contractual obligations listed above as of June 30, 2007, we are party to two lot purchase agreements with a related party. On January 10, 2002, Neighborhoods I, LLC, our indirect subsidiary, entered into two Lot Purchase Agreements, each amended as of February 15, 2005, with Renaissance at Woodlands, LLC (“Woodlands”). Woodlands is a joint venture in which Neighborhood Holdings is an indirect 50% owner and an affiliate of WCI Communities, Inc. (“WCI”) is a 50% owner. Our remaining obligations under the Lot Purchase Agreements were approximately $12.5 million at June 30, 2007, which takes into account contractual price escalations within the contract.
     At June 30, 2007 and December 31, 2006, we had entered into various agreements with unaffiliated parties to purchase land for approximately $18.7 million and $19.2 million, respectively. We have made deposits of $306,500 and $455,000 at June 30, 2007 and December 31, 2006, respectively, pertaining to these land purchase agreements. These deposits may be forfeitable, depending on the agreement, if we do not purchase the land.
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
     Letters of Credit and Completion Bonds. We provide standby letters of credit, cash escrows and completion bonds for development work in progress, deposits on land and lot purchase contracts and miscellaneous deposits. As of June 30, 2007, we had outstanding approximately $2.9 million of standby letters of credit, $2.0 million of cash escrows and $34.4 million of performance and completion bonds.
     Guarantees. Heritage Mortgage guarantees amounts outstanding under a $10.0 million warehouse loan facility with Cardinal Bank, N.A. At June 30, 2007 and December 31, 2006, the balance on the warehouse facility was $8.5 million and $5.0 million, respectively. Heritage Mortgage’s obligation to perform under this guarantee principally arises if Mason defaults on its obligations under the warehouse loan facility. We have not recorded any liability related to this guarantee as of June 30, 2006 or December 31, 2005.
Interest Rates and Inflation
     Our business is significantly affected by the impact of interest rates. Higher interest rates may decrease our potential market by making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them. Higher interest rates may adversely affect our revenues, gross homebuilding margins and net income. Higher interest rates also increase our borrowing costs because, as indicated above, a portion of our bank loans fluctuate with LIBOR lending rates, both upwards and downwards. The impact of increased rates on our homebuyers can be offset, in part, by offering variable rate loans with lower interest rates through Heritage Mortgage. While we have not experienced a material impact as a result of the current mortgage market, the continued decline in the mortgage markets and more stringent borrowing requirements may indirectly impact the future mortgage and homebuilding revenues.
     In the past, we generally had been able to raise prices by amounts at least equal to our cost increases and, accordingly, did not experience any detrimental effect from inflation. When we develop lots for our own use, inflation may increase our profits because land costs are fixed well in advance of sales efforts. We are generally able to maintain costs with subcontractors from the date construction is started on a home through the delivery date. However, in certain situations, unanticipated costs may occur between the start of construction and the delivery date, resulting in lower gross profit margins. The current decline in the market has been offset, in part, by reductions in the cost of materials, subcontractors and our internal costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. Our principal market risk exposure continues to be interest rate risk. Our line of credit is variable based on LIBOR and is affected by changes in market interest rates. We believe that reasonably possible near-term interest rate changes will not result in a material negative effect on our future earnings, fair values or cash flows. Generally, we have been able to recover any increased costs of borrowing through increased selling prices; however, there is no assurance we will be able to continue to increase selling prices to cover the effects of any increase in near-term rates. At June 30, 2007, approximately 68.7% of our debt is at a fixed rate of 9.75% and 31.3% of our debt is on our line of credit at a variable rate.
     The fair value of our ten year $150.0 million 9.75% senior subordinated notes issued August 10, 2005 is $130.5 million as of June 30, 2007.
     We have interest rate swaps and an interest rate collar to economically hedge our exposure to interest rate fluctuations.
     As of June 30, 2007, we had two swap agreements and one interest rate collar. The first swap agreement is for $12.5 million, matures December 1, 2009 and requires us to make payments fixed at a 4.12% interest rate. The second swap agreement is for $25.0 million, matures December 1, 2010 and requires us to make payments fixed at a 5.01% rate of interest. The interest rate collar is for $12.5 million, matures October 3, 2011 and has an interest rate cap of 5.50% and an interest rate floor of 4.65%. The fair value of these three derivative instruments was $605,764 at June 30, 2007.
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
31.2 Certification of Steven B. Alloy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

STANLEY-MARTIN COMMUNITIES, LLC (Registrant)

Date: August 10, 2007
	By:	/s/ Steven B. Alloy

Steven B. Alloy President and Chief Executive Officer

Date: August 10, 2007
	By:	/s/ Steven B. Alloy

Steven B. Alloy Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)