Form 10-Q
period 2007-09-30
Stanley-Martin Communities, LLC
filed 2007-11-14
CIK 1344478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                        &n bsp; to
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
Table of Contents

		Page No.
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2007 (Unaudited) and December 31, 2006	F-1
	Condensed Consolidated and Combined Statements of Operations and Member’s Capital (Unaudited) For the Three and Nine Months Ended September 30, 2007 and 2006	F-2
	Condensed Consolidated and Combined Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2007 and 2006	F-3
	Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)	F-4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3	Quantitative and Qualitative Disclosure About Market Risk	13
Item 4.	Controls and Procedures	13
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 6.	Exhibits	14
Signatures		15
Certification
Certification
Written Statement of Chief Executive Officer and Chief Financial Officer

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STANLEY-MARTIN COMMUNITIES, LLC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$1,771,784	$2,845,724
Real estate inventory	284,552,333	281,965,819
Deposits and escrows, net	2,550,454	4,504,954
Property and equipment, net	1,724,519	2,135,396
Due from related parties	409,373	154,851
Accounts receivable	1,411,543	1,725,563
Deferred financing costs, net	4,188,468	4,724,914
Other assets	1,611,543	2,038,356

	$298,220,017	$300,095,577

Liabilities and Member’s Capital
Liabilities:
Debt	$222,970,000	$205,500,000
Accounts payable and accrued expenses	5,389,603	6,508,057
Due to related parties	183,950	9,020
Accrued interest payable	2,103,845	5,880,755
Purchaser deposits	2,962,297	2,802,833
Cost to complete and customer services reserves	4,502,626	5,592,766
Other liabilities	2,682,726	2,226,596

Total liabilities	240,795,047	228,520,027

Minority interest	357,174	451,105
Member’s capital	57,067,796	71,124,445

	$298,220,017	$300,095,577

See accompanying notes to consolidated and combined financial statements.

STANLEY-MARTIN COMMUNITIES, LLC AND SUBSIDIARIES
Condensed Consolidated and Combined Statements of Operations and Member’s Capital
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Homebuilding sales — homes	$42,207,435	$39,880,417	$111,816,327	$153,735,955
Homebuilding sales — land	—	18,930,945	—	19,150,945
Financial services	1,364,878	2,663,526	5,856,578	8,997,796
Management services	142,300	44,255	427,310	88,961

Total revenues	43,714,613	61,519,143	118,100,215	181,973,657

Operating expenses:
Cost of sales — homes	33,406,454	28,338,745	86,789,526	112,427,610
Cost of sales — land	—	16,193,877	—	16,260,381
Impairment of real estate inventory	10,802,053	4,960,222	19,344,944	4,960,222
Selling and marketing expenses	2,745,675	3,181,397	7,983,912	10,039,462
General and administrative expenses	4,664,544	5,961,345	15,412,258	21,067,001

Operating income (loss)	(7,904,113)	2,883,557	(11,430,425)	17,218,981

Gain (loss) on derivative contracts, net	(892,196)	(795,285)	(392,685)	378,480
Gain on extinguishment of debt	1,012,596	—	1,012,596	—
Other income, net	160,197	476,584	471,346	816,096

Net income (loss) before minority interest	(7,623,516)	2,564,856	(10,339,168)	18,413,557
Minority interest	33,326	(155,049)	(164,981)	(576,192)

Net income (loss)	(7,590,190)	2,409,807	(10,504,149)	17,837,365

Distributions to members	(1,337,503)	(6,499,658)	(3,552,500)	(11,800,000)
Beginning member’s capital	65,995,489	75,475,589	71,124,445	65,348,373

Member’s capital	$57,067,796	$71,385,738	$57,067,796	$71,385,738

See accompanying notes to consolidated and combined financial statements.

STANLEY-MARTIN COMMUNITIES, LLC AND SUBSIDIARIES
Condensed Consolidated and Combined Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(10,504,149)	$17,837,365
Adjustments to reconcile net income to net cash used in operating activities:
Impairment of real estate inventory	19,344,944	4,960,222
Gain on extinguishment of debt	(1,012,596)	—
Depreciation and amortization	480,626	437,438
Changes in fair value of derivative contracts	562,062	12,509
Minority interest	164,981	576,192
Change in:
Real estate inventory	(22,660,057)	(74,103,847)
Accounts receivable and other assets	520,023	(2,457,844)
Due to/from related parties	(79,592)	(2,887,934)
Deposits and escrows	2,004,500	2,490,016
Accounts payable and accrued expenses	(1,118,454)	(813,326)
Purchaser deposits	159,464	(3,234,268)
Accrued interest payable	(3,776,910)	(4,820,496)
Other liabilities	114,879	1,380,472

Total adjustments	(5,296,130)	(78,460,866)

Net cash used in operating activities	(15,800,279)	(60,623,501)

Cash flows used in investing activities-
Purchase of property and equipment	(69,749)	(813,157)

Cash flows from financing activities:
Repayments of loans payable	(2,750,000)	(41,973,798)
Repurchase of subordinated debt	(3,142,500)	—
Draws on line of credit, net	24,500,000	77,250,000
Distribution to member	(3,552,500)	(11,800,000)
Distribution to minority partners	(258,912)	(598,552)

Net cash provided by financing activities	14,796,088	22,877,650

Net increase (decrease) in cash and cash equivalents	(1,073,940)	(38,559,008)
Cash and cash equivalents at beginning of period	2,845,724	44,331,867

Cash and cash equivalents at end of period	$1,771,784	$5,772,859

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of capitalized interest of $18,612,141 and $18,404,425, respectively	$112,465	$140,810
See accompanying notes to consolidated and combined financial statements.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
(1)	Summary of Significant Accounting Policies
(a)	Background and Principles of Consolidation and Combination

The accompanying unaudited consolidated and combined financial statements of Stanley-Martin Communities, LLC (“the Company”) include the accounts of Neighborhoods Capital, LLC and subsidiaries (“Capital”), Stanley Martin Financing Corp., Stanley Martin Companies, LLC (“SMC”), Stanley-Martin Custom Homes, LLC (“SMCH”), First Heritage Mortgage, LLC (“Heritage Mortgage”) and First Excel Title, LLC (“FET”). These entities are consolidated subsidiaries of the Company and the Company owns a majority of the voting interest of all the entities. The Company is a wholly-owned subsidiary of Neighborhood Holdings, LLC (“Holdings”), which is controlled by a single group of owners, Martin and Steven Alloy, father and son (“the Control Group”), who own 100% of the voting interests of Holdings. All intercompany balances and transactions have been eliminated in consolidation and combination. The Company is a Delaware limited liability company and no termination date has been specified in the operating agreement.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, the Company suggests that they be read in conjunction with the consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position of September 30, 2007, and the results of its operations for the three months and nine months ended September 30, 2007 and 2006 and its cash flows for the nine months ended September 30, 2007 and 2006. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
The Company evaluates its deposits related to fixed price lot and land acquisition contracts based on the provisions of Financial Accounting Standards Board Interpretation No. 46, revised, Consolidation of Variable Interest Entities, or FIN 46R. FIN 46R requires the primary beneficiary of a variable interest entity (VIE) to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of variable interests. As of September 30, 2007, the Company has no lot acquisition contracts that would require consolidation of the related VIE.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by that asset or by the sales of comparable assets. Undiscounted cash flow projections are generated at a community level based on the estimated sales price reduced by the sum of the estimated direct, overhead, and finance costs capitalized as inventory costs and direct selling expenses. Important factors involved in this estimation process include estimated sales prices, dates of disposition, and interest rates. The Company’s determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with inherent risks that are associated with assets and related estimated cash flow streams. The assumptions used in generating undiscounted cash flows and fair value are based on current market conditions and management’s judgment with respect to general economic conditions.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
(e)	Warranty Accruals

Warranty accruals are established to provide for probable future expenses that can be reasonably estimated as a result of construction, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, if any, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and other outside counsel retained to handle specific product liability cases. This liability is included in cost to complete and customer service reserves. The following table reflects the changes in the Company’s accrued liability for warranty costs for the nine months ended September 30, 2007 and 2006.

	For the nine months ended
	September 30,
	2007	2006
Balance, Beginning of period	$1,243,051	$1,014,738
Provision	497,428	748,146
Payments	(1,122,223)	(1,310,754)

Balance, End of period	$618,256	$452,130

(f)	Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of three months or less.
(g)	Financial Instruments

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
(2)	Real Estate Inventory

Real estate inventory consists of the following:

	September 30,	December 31,
	2007	2006
Land	$173,272,993	$202,786,222
Construction costs and other	75,095,828	52,768,575
Finance costs	36,183,512	26,411,022

	$284,552,333	$281,965,819

The Company capitalizes interest costs to inventory during the development and construction period. Capitalized interest is charged to cost of sales when the related inventory is delivered for sale. Interest incurred, capitalized and charged to cost of sales for the three-month and nine-month periods ended September 30, 2007 and 2006 is summarized as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Interest incurred and capitalized	$4,860,076	$4,729,196	$14,722,766	$13,583,429
Interest cost unrelated to homebuilding, expensed	36,249	43,118	112,465	140,810
Capitalized interest charged to cost of sales	1,918,087	1,476,351	5,023,149	5,030,437

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
(3)	Property and Equipment

Property and equipment consists of the following:

	September 30,	December 31,
	2007	2006
Office furniture and equipment	$3,594,263	$3,572,257
Leasehold improvements	756,194	732,245
Motor vehicles	97,843	97,843

	4,448,300	4,402,345
Less accumulated depreciation	(2,723,781)	(2,266,949)

	$1,724,519	$2,135,396

(4)	Debt

Debt consists of the following as of:

	September 30,	December 31,
	2007	2006
Senior subordinated notes, bearing interest at 9.75% payable semi-annually, due August 2015	$145,720,000	$150,000,000
Senior secured credit facility, $150.0 million line of credit, bearing interest at LIBOR plus 1.75% to 2.25% (7.29% and 7.10% at September 30, 2007 and December 31, 2006, respectively) due December 2009	77,250,000	52,750,000
Deferred purchase money deed of trust, bearing interest at 8.0%, paid in full January 31, 2007 with proceeds from senior credit facility	—	2,750,000

	$222,970,000	$205,500,000

The senior subordinated notes are guaranteed by certain subsidiaries of the Company (see note 10).

During the third quarter of 2007, the Company repurchased senior subordinated notes with a face value of $4.3 million for $3.1 million. The transaction resulted in a gain on extinguishment of debt of $1.0 million after the write-off of related deferred financing costs.

The line of credit had a borrowing capacity of $150 million at September 30, 2007 and December 31, 2006. The line of credit and the loans payable are secured by real estate inventory. Interest payments on the line of credit are required monthly. The interest rate on the line of credit fluctuates quarterly between 1.75% and 2.25% above one month LIBOR based on Capital’s senior debt to equity ratio.

On October 12, 2007 our senior secured credit facility was amended, to among other things, extend the maturity date of the facility by one year from December 1, 2009 until December 1, 2010. The senior secured credit facility provides financing of up to $127.5 million, consisting of a revolving credit facility and includes borrowing capacity available to our subsidiary, Neighborhoods Capital, LLC and certain of its subsidiaries, for letters of credit. The reduction in the amount of financing available from $150.0 million to $127.5 million was a result of the reduction in the number of syndicated banks responsible for the facility. The facility was also amended to reinstitute an “accordion” feature which allows for (i) the addition of syndicated banks and (ii) an increase in future financing under the facility to $150.0 million. The facility was also amended to reflect changes to the calculation of the borrowing base, including the amount of time during which land under development and finished lots, may be included in the calculation of the borrowing base.

The Company estimates that the fair value of its debt is approximately $183,626,000 and $175,500,000 at September 30, 2007 and December 31, 2006, respectively.

Under the Company’s debt agreements, Capital is required to, among other things, maintain certain financial statement ratios and a minimum net worth and is subject to limitations on inventories and indebtedness. The Company believes that it is in compliance with these requirements and is not aware of any covenant violations.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
The Trust Indenture related to the senior subordinated notes permits payments of distributions by the Company to Holdings including but not limited to the following: a) a permitted tax dividend to allow the direct and indirect beneficial owners of the equity interests of the Company to pay taxes on the net income generated by Stanley-Martin Communities, LLC; b) up to $4.0 million each calendar year to allow Holdings to make required monthly payments to the Holdings Series A Investors; c) up to $500,000 each calendar year to allow Holdings to pay corporate overhead expenses incurred in the ordinary course of business; and d) an aggregate $5.0 million of additional ‘Restricted Payments’ (as defined therein) from the Issue Date. The Trust Indenture provides for additional distributions up to fifty percent (50%) of consolidated net income for a period may be distributed only to the extent certain ratios are maintained (the Ratio Exception as defined in the Trust Indenture) by the Company.

(5)	Derivative Instruments and Hedging Activities

In December 2004, the Company entered into an interest rate swap agreement with a $12,500,000 notional amount. The swap agreement requires the Company to make payments at a fixed rate of 4.12% and matures December 2009. The Company receives variable payments based upon one-month LIBOR on the swap. In December 2005, the Company entered into an interest rate swap agreement with a $25,000,000 notional amount. The swap agreement requires the Company to make payments at a fixed rate of 5.01% and matures December 2010. The Company receives variable payments based upon one-month LIBOR. On October 2, 2006, the Company entered into an interest rate protection agreement with a notional amount of $12,500,000. The agreement has an interest rate cap of 5.5% and an interest rate floor of 4.65% and matures October 2011. The Company recorded a gain (loss) on the derivative instruments of $(892,196) and $(795,285) for the three month periods ended September 30, 2007 and 2006, respectively, and $(392,685) and $378,480 for the nine month periods ended September 30, 2007 and 2006, respectively.

The fair value of the derivative instruments was $(341,251) and $220,811 at September 30, 2007 and December 31, 2006 respectively.

(6)	Financial Services Revenues

Financial services revenue related to Heritage Mortgage and FET, the Company’s mortgage banking and title insurance subsidiaries, is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Loan origination fees	$1,058,515	$1,476,741	$3,695,770	$5,060,609
Gain on sale of mortgages	154,461	1,057,072	1,774,140	3,418,312
Title insurance premiums	151,902	129,713	386,668	518,875

Financial services revenue	$1,364,878	$2,663,526	$5,856,578	$8,997,796

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
(7)	Leases

The Company leases office space in Virginia and Maryland. These noncancellable operating leases expire at various dates through 2016. Total rent expense was approximately $322,657 and $294,328 for the three months ended September 30, 2007 and 2006, respectively, and $971,189 and $958,401 for the nine months ended September 30, 2007 and 2006, respectively.

The Company’s 6,000 square foot design studio is being subleased from a related party, Heritage Contracting, LLC (see Note 11) for $4,471 a month. The sublease expires on May 31, 2011.

(8)	Minority Interest

The Company owns a 75% interest in Heritage Mortgage. The remaining 25% is held by an unaffiliated investor. The minority member’s share of Heritage Mortgage’s net income (loss) was $(90,972) and $104,279 for the three months ended September 30, 2007 and 2006, respectively and $21,804 and $376,482 for the nine month periods ended September 30, 2007 and 2006, respectively.

The Company owns a 51% interest in First Excel Title. The remaining 49% interest is held by an unaffiliated investor. The minority member’s share of net income was $57,646 and $50,770 for the three months ended September 30, 2007 and 2006, respectively, and $143,177 and $199,710 for the nine months ended September 30, 2007 and 2006, respectively.

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

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
The Company’s segment information is as follows:
As of and for the three months ended September 30,:

	2007
		Financial
	Homebuilding	Services	Totals
Revenues	$42,349,735	$1,364,878	$43,714,613
Depreciation and amortization	97,100	38,160	135,260
Segment net income (loss)	(7,377,280)	(212,910)	(7,590,190)
Segment assets	295,441,653	2,778,364	298,220,017
Expenditures for segment assets	30,033	3,921	33,954

	2006
		Financial
	Homebuilding	Services	Totals
Revenues	$58,855,617	$2,663,526	$61,519,143
Depreciation and amortization	108,390	41,219	149,609
Segment net income	2,043,690	366,117	2,409,807
Segment assets	319,100,252	3,068,086	322,168,338
Expenditures for segment assets	37,684	79,138	116,822
As of and for the nine months ended September 30,:

	2007
		Financial
	Homebuilding	Services	Totals
Revenues	$112,243,637	$5,856,578	$118,100,215
Depreciation and amortization	354,596	126,030	480,626
Segment net income (loss)	(10,718,586)	214,437	(10,504,149)
Segment assets	295,441,653	2,778,364	298,220,017
Expenditures for segment assets	50,743	19,006	69,749

	2006
		Financial
	Homebuilding	Services	Totals
Revenues	$172,975,861	$8,997,796	$181,973,657
Depreciation and amortization	318,693	118,745	437,438
Segment net income	16,503,520	1,333,845	17,837,365
Segment assets	319,100,252	3,068,086	322,168,338
Expenditures for segment assets	650,774	162,383	813,157
(10)	Supplemental Guarantor and Non-Guarantor Information

All subsidiaries of the Company guarantee the Senior Subordinated Notes except for SMC, Heritage Mortgage, FET, SMCH, Flowing Springs Neighborhoods, LLC, Bradley Square Neighborhoods, LLC and Spriggs Road Neighborhoods, LLC. The separate financial statements of each guaranteeing subsidiary (each a Guarantor Subsidiary) and Stanley-Martin Financing Corp., the co-issuer of the Senior Subordinated Notes, are not presented because the Company has concluded that such financial statements are not material. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary and Stanley-Martin Financing Corp. is 100% owned by the Company. The Company is referred to as the Parent in the following condensed consolidating and combining financial information. Upon issuance of the Senior Subordinated Notes in August 2005, certain subsidiaries engaged in homebuilding activities were designated as guarantors. To the extent that those subsidiaries were in existence in prior periods, the subsidiaries were included in the “Guarantor Subsidiaries” column.

The following condensed, combining and consolidating financial information sets forth the financial position as of September 30, 2007 and December 31, 2006 and the results of operations and cash flows for the three and nine months ended September 30, 2007 and 2006 of the Parent, the Guarantor Subsidiaries, the Non-Guarantor Homebuilding Subsidiaries and the Other Non-Guarantor Subsidiaries.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Consolidating Balance Sheet as of September 30, 2007

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash	$—	$460,403	$452,257	$859,124	$—	$1,771,784
Real estate inventory	573,634	214,146,012	71,470,766	—	(1,638,079)	284,552,333
Deposits and escrows	—	2,368,576	181,878	—	—	2,550,454
Property and equipment, net	—	195,101	1,230,256	299,162	—	1,724,519
Due from related parties	141,453,153	(85,821,800)	(54,806,181)	—	(415,799)	409,373
Investment in affiliates	58,238,448	62,084,007	—	—	(120,322,455)	—
Accounts receivable	—	368,528	227,963	815,052	—	1,411,543
Deferred financing costs, net	4,188,468	—	—	—	—	4,188,468
Other assets	—	1,500	805,017	805,026	—	1,611,543

	$204,453,703	$193,802,327	$19,561,956	$2,778,364	$(122,376,333)	$298,220,017

Debt	$145,720,000	$77,250,000	$—	$—	$—	$222,970,000
Accounts payable and accrued expenses	—	206,063	4,147,742	1,636,817	(601,019)	5,389,603
Due to related parties	—	—	—	—	183,950	183,950
Accrued interest payable	1,665,907	437,938	—	—	—	2,103,845
Purchaser deposits	—	2,962,297	—	—	—	2,962,297
Cost to complete and customer service reserves	—	4,502,626	—	—	—	4,502,626
Other liabilities	—	1,513,561	1,169,165	—	—	2,682,726

	147,385,907	86,872,485	5,316,907	1,636,817	(417,069)	240,795,047
Minority interest	—	—	—	357,174	—	357,174
Member’s capital	57,067,796	106,929,842	14,245,049	784,373	(121,959,264)	57,067,796

	$204,453,703	$193,802,327	$19,561,956	$2,778,364	$(122,376,333)	$298,220,017

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Consolidating Balance Sheet as of December 31, 2006

			Non-Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash	$—	$888,326	$1,138,737	$818,661	$—	$2,845,724
Real estate inventory	331,751	154,273,600	129,634,439	—	(2,273,971)	281,965,819
Deposits and escrows	—	2,248,729	2,256,225	—	—	4,504,954
Due from related parties	151,653,013	(57,852,696)	(93,627,117)	—	(18,349)	154,851
Property and equipment, net	—	16,743	1,712,469	406,184	—	2,135,396
Accounts receivable	—	391,581	20,903	1,313,079	—	1,725,563
Investment in affiliates	70,070,802	77,235,473	—	—	(147,306,275)	—
Deferred financing costs, net	4,724,914	—	—	—	—	4,724,914
Other assets	—	220,808	974,387	843,161	—	2,038,356

	$226,780,480	$177,422,564	$42,110,043	$3,381,085	$(149,598,595)	$300,095,577

Debt	$150,000,000	$52,750,000	$2,750,000	$—	$—	$205,500,000
Accounts payable and accrued expenses	171,660	347,437	4,107,814	1,900,764	(19,618)	6,508,057
Due to related parties	—	—	9,020	—	—	9,020
Accrued interest payable	5,484,375	396,380	—	—	—	5,880,755
Purchaser deposits	—	1,732,634	1,070,199	—	—	2,802,833
Cost to complete and customer service reserves	—	5,533,374	59,392	—	—	5,592,766
Other liabilities	—	744,939	1,481,657	—	—	2,226,596

	155,656,035	61,504,764	9,478,082	1,900,764	(19,618)	228,520,027
Minority interest	—	—	—	451,105	—	451,105
Member’s capital	71,124,445	115,917,800	32,631,961	1,029,216	(149,578,977)	71,124,445

	$226,780,480	$177,422,564	$42,110,043	$3,381,085	$(149,598,595)	$300,095,577

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Consolidating Statement of Operations for the
Nine months ended September 30, 2007

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding sales	$—	$111,497,252	$319,075	$—	$—	$111,816,327
Financial services	—	—	—	5,856,578	—	5,856,578
Management services	337,500	—	6,299,502	—	(6,209,692)	427,310

Total revenues	337,500	111,497,252	6,618,577	5,856,578	(6,209,692)	118,100,215

Operating expenses:
Cost of sales	—	93,674,058	(127,891)	—	(6,756,641)	86,789,526
Impairment	—	17,787,972	1,556,972	—	—	19,344,944
Selling and marketing expenses	—	7,900,428	93,986	51,442	(61,944)	7,983,912
General and administrative expenses	326,120	799,211	8,888,209	5,425,718	(27,000)	15,412,258

Operating income (loss)	11,380	(8,664,417)	(3,792,699)	379,418	635,893	(11,430,425)
Equity in earnings (losses) of affiliates	(11,528,125)	(10,149,752)	—	—	21,677,877	—
Gain on derivative contracts, net	—	(392,685)	—	—	—	(392,685)
Gain on extinguishment of debt	1,012,596	—	—	—	—	1,012,596
Other income, net	—	316,835	154,511	—	—	471,346

Net income (loss) before minority interest	(10,504,149)	(18,890,019)	(3,638,188)	379,418	22,313,770	(10,339,168)
Minority interest	—	—	—	(164,981)	—	(164,981)

Net income (loss)	$(10,504,149)	$(18,890,019)	$(3,638,188)	$214,437	$22,313,770	$(10,504,149)

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Consolidating and Combining Statement of Operations for the
Nine Months Ended September 30, 2006

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Homebuilding sales	$—	$145,414,870	$34,998,164	$—	$(7,526,134)	$172,886,900
Financial services	—	—	—	8,997,796	—	8,997,796
Management services	—	—	10,147,411	—	(10,058,450)	88,961

Total revenues	—	145,414,870	45,145,575	8,997,796	(17,584,584)	181,973,657

Cost of sales	—	117,326,810	27,893,885	—	(16,532,704)	128,687,991
Impairment	—	4,960,222	—	—	—	4,960,222
Selling and marketing expenses	1,940	9,214,882	1,423,240	124,238	(724,838)	10,039,462
General and administrative expenses	667,308	1,353,044	12,337,407	6,963,521	(254,279)	21,067,001

Operating income (loss)	(669,248)	12,559,912	3,491,043	1,910,037	(72,763)	17,218,981

Equity in earnings (losses) of affiliates	18,077,141	18,998,738	—	—	(37,075,879)	—
Gain on derivative contracts, net	—	378,480	—	—	—	378,480
Other income, net	—	702,322	256,336	—	(142,562)	816,096

Net income (loss) before minority interest	17,407,893	32,639,452	3,747,379	1,910,037	(37,291,204)	18,413,557
Minority interest	—	—	—	(576,192)	—	(576,192)

Net income	$17,407,893	$32,639,452	$3,747,379	$1,333,845	$(37,291,204)	$17,837,365

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Consolidating Statement of Operations for the
Three months ended September 30, 2007

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding sales	$—	$41,888,360	$319,075	$—	$—	$42,207,435
Financial services	—	—	—	1,364,878	—	1,364,878
Management services	112,500	—	2,354,122	—	(2,324,322)	142,300

Total revenues	112,500	41,888,360	2,673,197	1,364,878	(2,324,322)	43,714,613

Operating expenses:
Cost of sales	—	35,789,270	91,481	—	(2,474,297)	33,406,455
Impairment	—	10,802,053	—	—	—	10,802,054
Selling and marketing expenses	—	2,695,414	42,515	22,095	(14,349)	2,745,675
General and administrative expenses	115,555	132,696	2,854,274	1,589,019	(27,000)	4,664,544

Operating income (loss)	(3,055)	(7,531,073)	(315,073)	(246,236)	191,324	(7,904,113)
Equity in earnings (losses) of affiliates	(8,599,731)	(7,551,975)	—	—	16,151,706	—
Gain (loss) on derivative contracts, net	—	(892,196)	—	—	—	(892,196)
Gain on extinguishment of debt, net	1,012,596	—	—	—	—	1,012,596
Other income, net	—	102,900	57,297	—	—	160,197

Net income (loss) before minority interest	(7,590,190)	(15,872,344)	(257,776)	(246,236)	16,343,030	(7,623,516)
Minority interest	—	—	—	33,326	—	33,326

Net income (loss)	$(7,590,190)	$(15,872,344)	$(257,776)	$(212,910)	$16,343,030	$(7,590,190)

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Combining Statement of Operations for the
Three Months Ended September 30, 2006

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Homebuilding sales	$—	$34,815,579	$24,172,027	$—	$(176,244)	$58,811,362
Financial services	—	—	—	2,663,526	—	2,663,526
Management services	—	—	2,668,394	—	(2,624,139)	44,255

Total revenues	—	34,815,579	26,840,421	2,663,526	(2,800,383)	61,519,143

Cost of sales	—	27,814,481	20,316,151	—	(3,598,010)	44,532,622
Impairment	—	4,960,222	—	—	—	4,960,222
Selling and marketing expenses	1,940	2,444,405	866,840	29,375	(161,163)	3,181,397
General and administrative expenses	192,304	305,942	3,408,784	2,112,985	(58,670)	5,961,345

Operating income (loss)	(194,244)	(709,471)	2,248,646	521,166	1,017,460	2,883,557

Equity in earnings (losses) of affiliates	1,706,731	4,163,027	—	—	(5,869,758)	—
Gain on derivative contracts, net	—	(795,285)	—	—	—	(795,285)
Other income, net	—	330,264	146,320	—	—	476,584

Net income (loss) before minority interest	1,512,487	2,988,535	2,394,966	521,166	(4,852,298)	2,564,856
Minority interest	—	—	—	(155,049)	—	(155,049)

Net income	$1,512,487	$2,988,535	$2,394,966	$366,117	$(4,852,298)	$2,409,807

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Consolidating Statement of Cash Flows for the
Nine Months Ended September 30, 2007

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(10,504,149)	$(18,890,019)	$(3,638,188)	$214,437	$22,313,770	$(10,504,149)
Impairment of real estate inventory	—	17,787,972	1,556,972	—	—	19,344,944
Equity in losses (earnings) of affiliates	11,528,125	10,149,752	—	—	(21,677,877)	—
Changes in real estate inventory	(241,883)	(79,945,954)	58,163,673	—	(635,893)	(22,660,057)
Other operating activities	5,912,907	48,771,069	(56,768,937)	103,944	—	(1,981,017)

Net cash provided by (used in) operating activities	6,695,000	(22,127,180)	(686,480)	318,381	—	(15,800,279)

Investing activities:
Net cash used in investing activities — purchases of property and equipment	—	(50,743)	—	(19,006)	—	(69,749)

Financing activities:
Repayments of loans payable, net	—	(2,750,000)	—	—	—	(2,750,000)
Draws on (repayments of) line of credit	—	24,500,000	—	—	—	24,500,000
Repurchase of subordinated debt	(3,142,500)	—	—	—	—	(3,142,500)
Distribution to members	(3,552,500)	—	—	—	—	(3,552,500)
Distributions to minority partners	—	—	—	(258,912)	—	(258,912)

Net cash provided by (used in) financing activities	(6,695,000)	21,750,000	—	(258,912)	—	14,796,088

Increase (decrease) in cash and cash equivalents	—	(427,923)	(686,480)	40,463	—	(1,073,940)
Cash and cash equivalents, beginning of period	—	888,326	1,138,737	818,661	—	2,845,724

Cash and cash equivalents, end of period	$—	$460,403	$452,257	$859,124	$—	$1,771,784

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
Condensed Consolidating and Combining Statement of Cash Flows for the
Nine Months Ended September 30, 2006

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Combined
Operating activities:

Net income	$17,407,893	$32,639,452	$3,747,379	$1,333,845	$(37,291,204)	$17,837,365
Impairment of real estate inventory	—	4,960,222	—	—	—	4,960,222
Equity in earnings of affiliates	52,846,845	(65,644,536)	—	—	12,797,691	—
Changes in real estate inventory	(473,113)	(50,800,050)	(25,313,386)	—	2,482,702	(74,103,847)
Other operating activities	(57,981,625)	(28,433,191)	57,329,873	(2,243,109)	22,010,811	(9,317,241)

Net cash provided by (used in) operating activities	11,800,000	(107,278,103)	35,763,866	(909,264)	—	(60,623,501)

Investing activities:
Net cash used in investing activities — purchases of property and equipment	—	(4,744)	(646,030)	(162,383)	—	(813,157)

Financing activities:
Borrowings on (repayments of) loans payable, net	—	—	(41,973,798)	—	—	(41,973,798)
Draws on (repayments of) line of credit	—	77,250,000	—	—	—	77,250,000
Proceeds from issuance of debt	—	—	—	—	—	—
Distribution to members	(11,800,000)	—	—	—	—	(11,800,000)
Distributions to minority partners	—	—	—	(598,552)	—	(598,522)

Net cash provided by (used in) financing activities	(11,800,000)	77,250,000	(41,973,798)	(598,552)	—	22,877,650

Increase (decrease) in cash and cash equivalents	—	(30,032,847)	(6,855,962)	(1,670,199)	—	(38,559,008)
Cash and cash equivalents, beginning of period	—	32,429,244	9,362,014	2,540,609	—	44,331,867

Cash and cash equivalents, end of period	$—	$2,396,397	$2,506,052	$870,410	$—	$5,772,859

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
(11)	Related Party Transactions
The Company is wholly owned by Holdings. During the three months ended September 30, 2007 and 2006, the Company made $1.3 million and $6.5 million in distributions to Holdings, respectively. During the nine months ended September 30, 2007 and 2006, the Company made $3.6 million and $11.8 million in distributions to Holdings, respectively. In the future, the Company may be required to distribute funds to Holdings in order to allow Holdings to meet its operating and financing obligations. The Trust Indenture governing the Senior Subordinated Notes permits annual distributions from the Company to Holdings of, among other things, up to $4.0 million to meet cash distribution obligations of Holdings to its Class A investors and up to $500,000 each year to cover Holdings overhead.
A subsidiary of Capital has lot purchase agreements with a 50% owned joint venture of Holdings to purchase 117 finished lots in Loudoun County, Virginia. The purchase price of the lots is based on a predetermined price schedule that contains price escalators of one and a half percent (1.5%) per quarter based on the timing of the lot purchases. As of September 30, 2007, Capital had purchased 50 lots for $8.4 million. In the first nine months of 2007, Capital purchased 15 lots for $2.7 million.
Based on the expected timing of the remaining lot purchases and the estimated individual lot purchase prices at that time under these lot purchase agreements, the Company’s estimated remaining purchase obligation at September 30, 2007 is approximately $12.6 million, including the October 2007 purchase of 16 lots for approximately $2.1 million.
Due from related parties primarily represents amounts due from various entities under the control of the Control Group. Due to related parties primarily represents amounts due to Holdings. All related party receivables and payables are non interest bearing and due on demand.
Management services revenue reported in the statements of operations represents management and accounting support services provided to three related parties, Holdings, Heritage Contracting, LLC and Duball, LLC, through common ownership. The Company utilizes Heritage Contracting, LLC, for contracting services on many of its projects. The Company paid Heritage Contracting approximately $1,345,000 and $975,000 for the three months ended September 30, 2007 and 2006, respectively, and approximately $2,521,000 and $2,651,000 for the nine months ended September 30, 2007 and 2006, respectively. The Company subleases certain space for its design center from Heritage Contracting, LLC (see Note 7). The Company also has certain management and construction services performed by Duball, LLC. The Company paid Duball, LLC $0 for the three months ended September 30, 2007 and 2006, and $307,000 and $0 for the nine months ended September 30, 2007 and 2006, respectively.
(12)	Commitments and Contingencies
(a)	Legal Proceedings
The Company and its subsidiaries are involved in litigation arising from the normal course of business. In the opinion of management, and based on advice of legal counsel, this litigation is not expected to have any material adverse effect on the financial position or results of operations of the Company.
(b)	Guarantees
At September 30, 2007 and December 31, 2006, the Company was contingently liable on performance bonds amounting to approximately $31.9 million and $27.4 million, respectively, to ensure completion of required public improvements related to its homebuilding projects.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
The Company is contingently liable under outstanding letters of credit of approximately $3.07 million and $2.92 million at September 30, 2007 and December 31, 2006, respectively.
Heritage Mortgage guarantees amounts outstanding under the $10 million warehouse loan facility. At September 30, 2007 and December 31, 2006, the balance on the warehouse loan facility was approximately $0.5 million and $5.0 million, respectively. Heritage Mortgage’s obligation to perform under this guarantee principally arises if Mason defaults on its obligations under the warehouse loan facility. Cardinal Bank, N.A. is the lender on the warehouse loan facility and the parent of Mason. The Company has not recorded any liability related to this guarantee as of September 30, 2007 and December 31, 2006.
Heritage Mortgage is qualified to participate under the VA loan guaranty program and is an approved FHA lender. As a result of its participation in these Federal programs, Heritage Mortgage is required to maintain a minimum net worth of $88,000. At September 30, 2007 and December 31, 2006, Heritage Mortgage was in compliance with the minimum net worth requirements.
The Company has guaranteed amounts due under an operating lease entered into by Heritage Contracting. Payments under the lease in 2007 which are paid by Heritage Contracting are expected to be approximately $215,000. Amounts due under this lease increase by 3 percent each year through expiration in May 2011.
(c)	Contract Land Deposits
At September 30, 2007 and December 31, 2006, the Company had entered into various agreements with affiliated and unaffiliated parties to purchase land for approximately $18.0 million and $19.2 million, respectively. The Company has made deposits of $300,500 and $455,000 at September 30, 2007 and December 31, 2006, respectively, pertaining to these land purchase agreements. The Company is not the primary beneficiary in any of the variable interest entities that hold these land purchase agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
STATEMENT ON FORWARD-LOOKING INFORMATION
     Certain information included herein and in our other reports, SEC filings, statements and presentations is forward-looking within the meaning of the Private Securities Litigation Act of 1995, including, but not limited to, statements concerning our anticipated operating results, financial resources, changes in revenues, changes in profitability, growth and expansion, anticipated income to be realized from our investments in unconsolidated entities, the ability to acquire land, the ability to secure governmental approvals and the ability to open new communities, the ability to sell homes and properties, the ability to deliver homes from backlog, the average delivered prices of homes, the ability to secure materials and subcontractors, and the ability to maintain the liquidity and capital necessary to expand and take advantage of future opportunities. In some cases you can identify those so called forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project,” “intend,” “can,” “could,” “might,” or “continue,” or the negative of those words or other comparable words. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in our other reports, SEC filings, statements and presentations. These risks and uncertainties include local, regional and national economic conditions, the demand for homes, domestic and international political events, uncertainties created by terrorist attacks, the effects of governmental regulation , the competitive environment in which we operate, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, the availability of capital, uncertainties and fluctuations in capital and securities markets, changes in tax laws and their interpretation, legal proceedings, the availability of adequate insurance at reasonable cost, the ability of our customers to finance the purchase of homes, the availability and cost of labor and materials, and weather conditions. Additional information concerning potential factors that we believe could cause our actual results to differ materially from expected and historical results is included in “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2006. Moreover, the financial guidance contained herein related to our expected results of operations for fiscal 2007 reflects our expectations as of November 13, 2007 and is not being reconfirmed or updated by this Quarterly Report on Form 10-Q.
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
Overview
     We are one of the largest private homebuilders in the Washington, D.C. metropolitan area, based on the number of homes delivered each year. We are engaged in the development of residential communities and the design, marketing and construction of single-family homes and townhomes. Our homes are marketed and sold under the trade name Stanley Martin. We generate revenues from our homebuilding operations and, to a lesser extent, from our title insurance and mortgage origination businesses. Most of our home construction activities begin after a sales contract has been entered into with a homebuyer although current trends among home buyers indicate that more home buyers continue to require homes to be delivered in a shorter time span. This change in demand requires the Company to maintain an inventory of homes to meet this demand.

          Beginning in the third quarter 2005 and continuing into 2007, we have experienced a slowdown in new contracts signed. The value of our backlog as of September 30, 2007 was $51.2 million, a 39.2% decline compared to the value of our backlog as of September 30, 2006. We believe this slowdown is attributable to a decline in consumer confidence, an overall softening of demand for new homes, and an oversupply of homes available for sale. We attribute the reduction in demand to concerns on the part of prospective home buyers about the direction of home prices, due in part to many builders’ advertising price reductions and increased sales incentives, and concerns by the prospective home buyers about being able to sell their existing homes. In addition, we believe speculators and investors are no longer helping to fuel demand. We have been impacted by an overall increase in the supply of homes available for sale, and by builders who are attempting to reduce their inventories by lowering prices and adding incentives. In addition, based on the cancellation rates reported by us and other builders, cancellations are also adding to the supply of homes in the marketplace. We experienced a 33% cancellation rate in the third quarter 2006. Our third quarter 2007 cancellation rate was 25%. Our historical cancellation rate has been approximately 9%. When we report contracts signed, the number and value of contracts signed are reported net of any cancellations occurring during the reporting period, whether signed in that reporting period or in a prior period. Despite this slowdown, we remain cautiously optimistic about the future growth of our business. Metropolitan Washington, D.C. fundamentals remain strong due to the continuing regulation-induced constraints on lot supplies, the growing number of affluent households, low unemployment and strong job creation.
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
          The Company is concerned about the current status in the secondary mortgage market. With few exceptions, the market continues to provide our customers with mortgages. Through our third-quarter-end, our buyers generally were able to obtain loans. Nevertheless, tightening credit standards will likely shrink the pool of potential home buyers. Mortgage market liquidity issues and higher borrowing rates may impede some of our home buyers from closing, while others may find it more difficult to sell their existing homes as their buyer faces the problem of obtaining a mortgage. However, we believe that our buyers generally should be able to continue to secure mortgages. Although we cannot predict the short- and long-term liquidity of the loan markets, we caution that, with the uncertainties in the mortgage markets right now, the pace of home sales could slow further until the credit markets stabilize.
     Because of the length of time that it takes to obtain the necessary approvals on a property, complete land improvements and deliver a home after a home buyer signs an agreement of sale, we are subject to many risks. We attempt to reduce our risk by controlling land for future development through options whenever possible, thus allowing us to obtain the necessary governmental approvals before acquiring title to the land. In addition, we attempt to reduce our risk by generally commencing construction of a home after executing an agreement of sale and receiving a substantial downpayment from a buyer, and using subcontractors to perform home construction and land development on a fixed-price basis. We currently do not hold many option contracts because older contracts have been cancelled in this period of declining land prices and the current market conditions are showing little activity on new properties as land holders are waiting for prices to stabilize.
     In the ordinary course of doing business, we must make estimates and judgments that affect decisions on how we operate and on the reported amounts of assets, liabilities, revenues and expenses. These estimates and judgments include, but are not limited to, those related to the recognition of income and expenses; impairment of assets; capitalization of costs to inventory; and provisions for litigation, insurance and warranty costs. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. On an ongoing basis, we evaluate and adjust our estimates based on the information currently available. Actual results may differ from these estimates and assumptions or conditions.

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
     In 2007, we commenced building custom homes under the name Stanley Martin Custom Homes, LLC (SMCH). As of September 30, 2007, Custom Homes has been engaged to construct five homes, one of which has commenced construction.
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
     We evaluate our deposits related to fixed price lot acquisition contracts based on the provisions of Financial Accounting Standards Board Interpretation No. 46, revised, Consolidation of Variable Interest Entities, or FIN 46R, the provisions of which were effective for us on January 1, 2004. FIN 46R requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate that entity. The primary beneficiary of a VIE is the party that absorbs a majority of the VIE’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets, exclusive of variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of variable interests. We have no lot acquisition contracts that require consolidation of the related VIE as of September 30, 2007.
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
Derivative Financial Instruments
     We account for our derivatives and hedging activities in accordance with SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. As of September 30, 2007, we had two interest rate swaps and one interest rate collar which are considered derivative instruments. We entered into these derivative contracts to economically hedge our exposure to changes in interest rates. We do not enter into derivative instruments for speculative purposes. We have not designated the derivative instruments as cash flow hedges for financial reporting purposes. Amounts paid or received under these agreements and changes in the fair values of the instruments are recognized as “gain (loss) on derivative contracts, net” in the consolidated and combined statements of operations. The fair value of the derivative instruments are reflected in the consolidated balance sheets as a component of other assets or other liabilities.

Selected Financial and Other Information
     The following table includes selected consolidated and combined statement of operations and other data for the three months and nine months ended September 30, 2007 and 2006.

	Three months ended September 30,		Nine months ended September 30,
	(in thousands)		(in thousands)
	2007	2006	2007	2006
Statement of Operations Data:
Homebuilding sales — homes	$42,207	$39,880	$111,816	$153,736
Cost of sales — homes	33,406	28,339	86,789	112,428

Gross margin — homebuilding (homes)	8,800	11,541	25,027	41,308

Homebuilding sales — land	—	18,931	—	19,151
Cost of sales — land	—	16,194	—	16,260

Gross margin — homebuilding (land)	—	2,737	—	2,891

Gross margin-homebuilding before impairment	8,800	14,278	25,027	44,199
Impairment on real estate inventory	(10,802)	(4,960)	(19,345)	(4,960)

Gross margin-homebuilding	(2,002)	9,318	5,682	39,239

Financial services revenue	1,365	2,664	5,857	8,998
Management services revenue	142	44	427	89
Selling and marketing expense	(2,746)	(3,181)	(7,984)	(10,040)
General and administrative expense	(4,664)	(5,961)	(15,412)	(21,067)
Minority interest	33	(155)	(165)	(576)
Other, net	282	(319)	1,091	1,194

Net income (loss)	$(7,590)	$2,410	$(10,504)	$17,837

Other Financial Data:
Gross margin-homebuilding	(4.7)%	15.8%	5.1%	22.7%
Depreciation and amortization	$135	$150	$481	$437

Operating Data:
Net new home orders	27	33	195	191
Home deliveries	80	64	195	243
Average sales price of homes closed	$528	$623	$573	$633
Backlog at end of period (homes)	85	134	85	134
Backlog at end of period, contract value	$51,230	$84,292	$51,230	$84,292

Selected Homebuilding Operating Data
     The following table sets forth certain information regarding closings, new orders and backlog for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Home Deliveries (homes):
Single-family	47	56	119	207
Townhome	33	8	76	36

Total	80	64	195	243

Average Sales Price of Homes Delivered:
Single-family	$573	$662	$604	$689
Townhome	$463	$351	$525	$311
Average sales price of homes delivered	$528	$623	$573	$633

Revenue from Homes Delivered:
Single-family	$26,934	$37,074	$71,929	$142,550
Townhome	15,273	2,806	39,887	11,186

Total	$42,207	$39,880	$111,816	$153,736

New Orders (homes):
Single-family	18	20	125	154
Townhome	9	13	70	37

Total	27	33	195	191

Average Sales Price of New Orders:
Single-family	$562	$631	$594	$647
Townhome	$534	$545	$513	$461
Average sales price of all new orders	$552	$597	$565	$611

Value of New Orders:
Single-family	$10,109	$12,613	$74,268	$99,603
Townhome	4,808	7,088	35,909	17,061

Total	$14,917	$19,701	$110,177	$116,664

Backlog at End of Period (homes):
Single-family	63	115	63	115
Townhome	22	19	22	19

Total	85	134	85	134

Average Sales Price Backlog End of Period:
Single-family	$620	$635	$620	$635
Townhome	$552	$593	$552	$593
Average sales price backlog value for all homes	$603	$629	$603	$629

Backlog Sales Value at End of Period:
Single-family	$39,081	$73,026	$39,081	$73,026
Townhome	12,149	11,266	12,149	11,266

Total	$51,230	$84,292	$51,230	$84,292

Quarter Ended September 30, 2007 (2007) Compared to Quarter Ended September 30, 2006 (2006)
     Revenue. Total revenues for 2007 were $43.7 million, down $17.8 million or 28.9% from $61.5 million for 2006. Homebuilding sales-homes were $42.2 million in 2007, up $2.3 million or 5.8% from $39.9 million in 2006. The increase in homebuilding sales-homes was the result of a 25.0% increase in the number of homes delivered offset by a 15.2% decrease in the average price of a delivered home. The Company had $18.9 million of Homebuilding-land sales in 2006. These sales were generated by Wildewood Residential, LLC (Residential) prior to the contribution of Residential to the Company.
     During 2006, we delivered 64 homes with an average sales price of $623,000 compared to 80 homes with an average sales price of $528,000 in 2007. In 2006, we delivered 8 townhomes and 56 single family homes. The townhomes had an average sales price of $351,000 and the single family homes had an average sales price of $662,000. In 2007, we delivered 33 townhomes and 47 single family homes. The townhomes had an average sales price of $463,000 and the single family homes delivered had an average sales price of $573,000. The decrease in the average sales price is due to a shift in the product mix being offered by the company and a general decline in demand within the market place. We include the revenues of our mortgage services and title insurance services subsidiaries in financial services revenues. Financial services revenues were $1.4 million in 2007, down 48.1% from $2.7 million in 2006. The decrease in revenues when compared to the same quarter in the prior year was driven by a 32.2% decrease in the number of loans originated offset by a 3.9% increase in the average size of the loans on which the fees are based. Our homebuyers accounted for 34.5% of Heritage Mortgage’s business in the third quarter 2007, up from 21.1% in 2006.
     During 2007, Heritage Mortgage was responsible for handling the financing needs of 89% of our homebuyers, up from 83% in 2006. First Excel was responsible for underwriting title insurance for 94% of our Virginia homebuyers in the third quarter 2007, down from 95% in 2006. Financial services revenues were 3.1% of total 2007 revenues, down from 4.3% a year earlier.
     New Orders and Backlog. The number of new orders decreased 18.2% to 27 in 2007 from 33 in 2006. The aggregate value of new orders was $14.9 million in 2007, down $4.8 million or 24.4% from $19.7 million a year earlier. The average sales price for new orders declined from $597,000 in 2006 to $552,000 in 2007. This 7.5% decline in the average sales price when compared to the same period in the prior year is due to both a change in product type and reduced net sales prices given competitive market conditions. In 2006, 60.6% of the new orders were single family homes. In 2007, 66.7% of the new orders were single family homes. 2007 new orders were comprised of 18 single family homes with an average sales price of approximately $562,000 and 9 townhome new orders with an average sales price of $534,000. In 2006, there were 20 single family new orders with an average sales price of $631,000 and 13 townhome new orders with an average sales price of $545,000.
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
     At September 30, 2007, our backlog was 85 homes with an aggregate value of $51.2 million, down from 134 homes with an aggregate value of $84.3 million a year earlier. The average sales price in backlog at September 30, 2007 was $603,000, down $26,000 or 4.1% from $629,000 a year earlier. Just as with new orders, the decrease in average sales price in backlog is due to a change in product mix as well as a more challenging market. The backlog has been further reduced due to a decrease in the average construction period of the homes. As of September 30, 2007, 63 single family homes were in backlog with an average sales price of $620,000, down from 115 single family homes with an average sales price of $635,000 a year earlier. As of September 30, 2007, 22 townhomes were in backlog with an average backlog price of $552,000. A year earlier, 19 townhomes were in backlog with an average backlog price of $593,000.

     Gross Margin-Homebuilding. The gross margin-homebuilding in 2007 was $(2.0) million or (4.7)% of homebuilding sales, down from $9.3 million of homebuilding sales in 2006. In the third quarter of 2007, market conditions for new home sales declined as inventory levels of both new and existing homes remained high and competitors continue to discount their existing inventory. As a result, the Company recorded an $10.8 million charge for asset impairments of real estate inventory held due to declining market conditions. A similar charge of $5.0 million was experienced in the third quarter of 2006. The decline in the gross margin-homebuilding was offset in part by a decrease in the average time it took to construct a home and the effect of cost reductions negotiated in late fiscal year 2006. The gross margin-homebuilding, excluding impairment, for the three months ended September 30, 2007 was 20.8%, down from 24.3% from the same period a year earlier.
     Selling and Marketing Expenses. Total selling and marketing expenses in 2007 decreased $0.5 million, or 15.6%, to $2.7 million from $3.2 million in 2006. Selling and marketing expenses as a percent of homebuilding sales increased to 6.5% in 2007 from 5.4% in 2006. The increase in selling and marketing costs as a percent of homebuilding sales is due to the increase in closing costs and discounts offered to meet market demands and enhanced marketing efforts in the competitive market.
     General and Administrative Expenses. Total general and administrative expenses in 2007 decreased approximately $1.3 million or 21.7% to $4.7 million from $6.0 million in 2006. General and administrative expenses as a percentage of total revenues increased to 10.7% in 2007 from 9.7% in the same period in 2006. The decrease in general and administrative expenses was primarily due to a decrease in personnel costs and professional fees. The increase in the ratio of general and administrative costs to total revenues is due to the reduced revenues and fixed cost nature of some of the general and administrative costs. Homebuilding general and administrative expenses were $3.0 million or 7.1% of homebuilding revenue in 2007, down from $3.9 million or 6.6% of homebuilding revenue a year earlier. While homebuilding general and administrative expenses declined 23.1% year to year, the ratio of general and administrative expenses to homebuilding revenue increased due to the fixed nature of many expenses. Financial services general and administrative expenses were $1.6 million in 2007, down 23.8% from $2.1 million a year earlier. The decline is due to the reduced business volume offset by the fixed nature of many expenses.
     Gain (loss) on Derivative Contracts. Our homebuilding segment utilizes derivative instruments to economically hedge our risk of interest rate fluctuations related to our variable rate line of credit. During the third quarter 2007, we had two interest rate swaps and one interest rate collar outstanding with an aggregate notational amount of $50 million under which we make fixed rate payments and receive variable interest payments. The gain (loss) on derivative contracts, net, was $(892,196) in 2007. During 2006, we had three interest rate swaps with an aggregate notational amount of $50 million. The gain (loss) recorded on these derivative instruments was $(795,285) in 2006.
     Minority Interest. Minority interest expense represents the minority owners 25% interest in Heritage Mortgage and the minority owners 49% interest in First Excel Title, LLC. Minority interest expense (benefit) was $(33,326) for 2007 and $155,049 in the third quarter 2006. The decrease in 2007 from 2006 is due to reduced business activity in both our mortgage and title company.
     Net Income (loss). Overall, net income (loss) for the third quarter 2007 was $(7.6) million, down $10.0 million from $2.4 million in 2006. Our homebuilding segment experienced a decrease in net income (loss) to $(7.4) million in 2007 from $2.0 million in 2006. This decrease was primarily the result of the decrease in 2007 homebuilding sales revenue, an impairment charge of $10.8 million, and a decline in gross margin-homebuilding. Our financial services segment reported net income (loss) of $(212,910) for 2007, down from $366,117 in 2006. This decline reflects the slow down in both our mortgage and title businesses.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     Revenue. Total revenues for the nine months ended September 30, 2007 were $118.1 million, down $63.9 million or 35.1% from $182.0 million for the nine months ended September 30, 2006. Homebuilding sales-homes were $111.8 million in the nine months ended September 30, 2007, off $41.9 million or 27.3% from $153.7 million in the nine months ended September 30, 2006. The decrease in homebuilding sales-homes was the result of a 19.8% decrease in the number of homes delivered and a 9.5% decrease in the average price of a delivered home offset by a reduction in the average time it takes to construct a home. The Company had $19.2 million of homebuilding-land sales in the nine months ended September 30, 2006. These sales were generated by Residential prior to the contribution of Residential to the Company.
     During the nine months ended September 30, 2006, we delivered 243 homes with an average sales price of $633,000 compared to 195 homes with an average sales price of $573,000 in the nine months ended September 30, 2007. In the nine months ended September 30, 2006, we delivered 36 townhomes and 207 single family homes with an average sales price of $311,000 and $689,000, respectively. In the nine months ended September 30, 2007, we delivered 76 townhomes and 119 single family homes. The townhomes had an average sales price of $525,000 and the single family homes delivered had an average sales price of $604,000. The decrease in the average sales price is due to the decline in demand within the market place and a shift in the product mix being offered by the company. We include the revenues of our mortgage services and title insurance services subsidiaries in financial services revenues. Financial services revenues were $5.9 million in the nine months ended September 30, 2007, down 34.4% from $9.0 million in the nine months ended September 30, 2006. The decrease in revenues when compared to the same period in the prior year was driven by a 26.0% decrease in the number of loans originated offset by a 3.2% increase in the average size of the loans on which the fees are based. Our homebuyers accounted for 25.2% of Heritage Mortgage’s business in the nine months ended September 30, 2007, up from 21.8% in the nine months ended September 30, 2006.
     During the nine months ended September 30, 2007, Heritage Mortgage was responsible for handling the financing needs of 88% of our homebuyers, up from 77% in the nine months ended September 30, 2006. First Excel was responsible for underwriting title insurance for 95% of our Virginia homebuyers in the nine months ended September 30, 2007, up from 88% in the nine months ended September 30, 2006. Financial services revenues were 5.0% of total 2007 revenues, up from 4.9% a year earlier.
     New Orders. The number of new orders increased 2.1% to 195 in the nine months ended September 30, 2007 from 191 in the nine months ended September 30, 2006. The aggregate value of new orders was $110.2 million in the nine months ended September 30, 2007, down $6.5 million or 5.6% from $116.7 million a year earlier. The average sales price for single family and townhomes together declined from $611,000 in the nine months ended September 30, 2006 to $565,000 in the nine months ended September 30, 2007. This 7.5% decline in the average sales price when compared to the same period in the prior year is due to both a change in product type and reduced net sales prices given competitive market conditions. In the nine months ended September 30, 2007, 64.1% of the new orders were single family homes. In the nine months ended September 30, 2006, 80.6% of the new orders were single family homes. For the nine months ended September 30, 2007, new orders were comprised of 125 single family homes with an average sales price of approximately $594,000 and 70 townhome new orders with an average sales price of $513,000. In the nine months ended September 30, 2006, there were 154 single family new orders with an average sales price of $647,000 and 37 townhome new orders with an average sales price of $461,000.
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
     Gross Margin-Homebuilding. The gross margin-homebuilding in the nine months ended September 30, 2007 was $5.7 million or 5.1% of homebuilding sales, down from $39.2 million or 22.7% of homebuilding sales in the nine months ended September 30, 2006. For the year-to-date ended September 30, 2007, market conditions for new home sales declined as inventory levels of both new and existing homes remained high. As a result, the Company recorded an $19.3 million charge for asset impairments of real estate inventory held due to declining market conditions, a similar charge of $5.0 million was experienced in the nine months ended September 30, 2006. The decline in the gross margin-homebuilding was offset in part by a decrease in the average time it took to construct a home and the effect of cost reductions negotiated in late fiscal year 2006. We expect the gross margin-homebuilding throughout 2007 be below 2006 levels due to increased competition in the market place and lower anticipated average sales prices. The gross margin-homebuilding, excluding impairment, was 22.4%, down from 25.6% a year earlier, which is a reflection of the declining market.

     Selling and Marketing Expenses. Total selling and marketing expenses in the nine months ended September 30, 2007 decreased $2.0 million, or 20.0%, to $8.0 million from $10.0 million in the nine months ended September 30, 2006. Selling and marketing expenses as a percent of homebuilding sales increased to 7.1% in the nine months ended September 30, 2007 from 5.8% in the nine months ended September 30, 2006. The increase in selling and marketing costs as a percent of homebuilding sales is due to the increase in closing costs and discounts offered to meet market demands and enhanced marketing efforts in the competitive market.
     General and Administrative Expenses. Total general and administrative expenses in the nine months ended September 30, 2007 decreased approximately $5.7 million or 27.0% to $15.4 million from $21.1 million in the nine months ended September 30, 2006. General and administrative expenses as a percentage of total revenues increased to 13.0% in the nine months ended September 30, 2007 from 11.6% in the same period in the nine months ended September 30, 2006. The decrease in general and administrative expenses was primarily due to a decrease in personnel costs and professional fees. The increase in the ratio of general and administrative costs to total revenues is due to the reduced revenues and fixed cost nature of some of the general and administrative costs. Homebuilding general and administrative expenses were $10.0 million or 8.9% of homebuilding revenue in the nine months ended September 30, 2007, down from $14.1 million or 8.2% a year earlier. While homebuilding general and administrative expenses declined 29.1% year to year, the ratio of general and administrative expenses to homebuilding revenue increased due to the fixed nature of many expenses. Financial services general and administrative expenses were $5.4 million in the nine months ended September 30, 2007, down 22.9% from $7.0 million a year earlier. The dollar decline is due to the reduced business volume offset by the fixed nature of many expenses.
     Gain (loss) on Derivative Contracts. Our homebuilding segment utilizes derivative instruments to economically hedge our risk of interest rate fluctuations related to our variable rate line of credit. During the nine months ended September 30, 2007 and 2006, we had two interest rate swaps and one interest rate collar outstanding with an aggregate notational amount of $50 million under which we make fixed rate payments and receive variable interest payments. The gain (loss) on derivative contracts, net, was $(392,685) in the nine months ended September 30, 2007. During the nine months ended September 30, 2006, we had three interest rate swaps outstanding with an aggregate notational amount of $50 million. The gain (loss) recorded on these derivative instruments was $378,480 for the nine months ended September 30, 2006.
     Minority Interest. Minority interest expense represents the minority owners 25% interest in Heritage Mortgage and the minority owners 49% interest in First Excel Title, LLC. Minority interest was $164,981 for the nine months ended September 30, 2007 and $576,192 in the nine months ended September 30, 2006. The decrease in 2007 from 2006 is due to reduced business activity in both our mortgage and title company.
     Net Income (loss). Overall, net income (loss) for the nine months ended September 30, 2007 was $(10.5) million, down $28.3 million from $17.8 million in the nine months ended September 30, 2006. Our homebuilding segment experienced a decrease in net income (loss) to $(10.7) million in the nine months ended September 30, 2007 from $16.5 million in the nine months ended September 30, 2006. This decrease was primarily the result of the decrease in 2007 homebuilding sales revenue and a decline in gross homebuilding-margin. Our financial services segment reported net income of $214,436 for the nine months ended September 30, 2007, down 83.9% from $1.3 million in the nine months ended September 30, 2006. This decline reflects the slow down in both our mortgage and title businesses.
Seasonality and Variability in Quarterly Results
     We have historically experienced, and expect to continue to experience, seasonal variability in our sales and net income on a quarterly basis. We believe that this seasonality reflects the tendency of homebuyers to shop for a new home in the spring with the goal of closing in the fall or winter as well as the scheduling of paving and construction to accommodate seasonal weather conditions. Additional factors that contribute to this variability include our ability to continue to acquire land and land options on acceptable terms, the timing of receipt of regulatory approval for development and construction, the condition of the real estate market and general and local economic conditions in the Washington, D.C. metropolitan area, prevailing interest rates and the availability of financing, both for us and for the purchasers of our homes and the cost and availability of materials and labor. Our historical financial performance is not necessarily a meaningful indicator of future results and may vary project to project and from quarter to quarter. Our revenue may fluctuate significantly on a quarterly basis. Quarter to quarter comparisons should not be relied upon as an indicator of future performance.

Liquidity and Capital Resources
     Our financing needs depend on sales volume, asset turnover, land acquisition and inventory balances. We have incurred substantial indebtedness and may incur substantial indebtedness in the future to fund our homebuilding activities. During the first nine months of 2007, we purchased approximately $8.2 million of land, before any purchase adjustments, using available cash and borrowings under our senior secured facility. We will continue to evaluate all of our alternatives to satisfy our demand for lots in the most cost effective manner. As of September 30, 2007, the Company controls 2,424 lots of which 2,314 (95%) lots are owned and 110 (5%) lots are under option contracts.
     On October 12, 2007, our senior secured credit facility was amended, to among other things, extend the maturity date of the facility by one year from December 1, 2009 until December 1, 2010. The senior secured credit facility provides financing of up to $127.5 million, consisting of a revolving credit facility and includes borrowing capacity available to our subsidiary Neighborhoods Capital, LLC and certain of its subsidiaries, for letters of credit. The reduction in the amount of financing available from $150.0 to $127.5 million was a result of the reduction in the number of syndicated banks responsible for the facility. The facility was also amended to reinstitute and “accordion” feature which allows for (i) the addition of syndicated banks and (ii) an increase in future financing under the facility to $150.0 million. The facility was also amended to reflect changes to the calculation of the borrowing base, including the amount of time during which land under development and finished lots may be included in the calculation of the borrowing base. An additional $7.7 million was added to the borrowing base subsequent to September 30, 2007 as a result of the loan modification.
     We assess our liquidity in terms of our ability to generate cash to fund our operating activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds and our senior secured credit facility. The senior secured credit facility is a three-year facility that matures on December 1, 2010 and can be extended one year every December 1 subject to the lender’s approval. As of September 30, 2007, we had $77.3 million borrowed on our senior secured credit facility. Our borrowing capacity under the senior secured credit facility is dependent on borrowing base calculations stipulated in the facility agreement. At September 30, 2007, these calculations allowed for additional borrowings of up to $44.5 million over the $77.3 million already on the line of credit. Borrowings under the senior secured credit facility are secured by land and construction work-in-progress and carry a floating interest rate of one month LIBOR plus a margin that ranges from 175 to 225 basis points. As additional parcels of land owned by the Company are added to the borrowing base, the Company can continue to increase its borrowing capability.
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
     In the third quarter of 2007, the Company repurchased subordinated notes with a face value of $4.3 million for $3.1 million. The transaction resulted in a gain on extinguishment of debt of $1.0 million, after the write-off of related deferred financing costs. The Company will continue to assess the current market value of the subordinated debt, outstanding debt on the line of credit and future liquidity requirements in determining the Company’s desire to repurchase additional subordinated debt.
     Neighborhood Holdings, LLC, our parent, has substantial obligations to make distribution payments on its outstanding Class A membership interests. Neighborhood Holdings is obligated to pay approximately $361,000 a month to the holders of Class A membership interests. Class A membership interests will be redeemed in installments on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011. As of September 30, 2007, the redemption amounts due on the dates listed above are $11.5 million, $13.0 million, $11.4 million and $0.2 million, respectively. Neighborhood Holdings has the right to request the holders of the Class A membership interests to roll forward for a three year period the obligations due on each of the redemption dates. In the four and a half years during which Neighborhood Holdings has been obligated to make similar annual payments, the majority of the holders of the Class A membership interests have agreed to roll the redemption date forward three years. There is no assurance that these holders will continue to accede to any future requests to defer payment. In addition, from time to time, Neighborhood Holdings makes distribution payments on its Class B membership interests, a portion of which may be used to fund the tax obligations of the beneficial holders thereof, Martin K. Alloy and Steven B. Alloy, which are attributable to our income by virtue of our being a “pass-through” entity for income tax purposes. Neighborhood Holdings relies on distributions from its subsidiaries, including us, to fund these payments. For the nine months ended September 30, 2007 and 2006, there were $3.6 million and $11.8 million of distributions to Holdings, respectively.
     We believe that our available financing is adequate to support operations and planned land acquisitions through 2010.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006.
     Cash Flows used in Operating Activities. Net cash used in operating activities was $15.8 million for the nine months ended September 30, 2007, down 73.9% from the net cash used in operating activities of $60.6 million in the same period a year earlier. The majority of the decrease in net cash used in operating activities was the result of a significant decrease in the use of cash related to the change in our real estate inventory. The change in real estate inventory was $22.7 million in the nine months ended September 30, 2007 as compared to $74.1 million in the nine months ended September 30, 2006 and was the result of a reduction in purchases of land and a decrease in land development activities.
     Cash Flows used in Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2006 represents the purchase of $813,157 of leasehold improvements and office furniture and equipment, related to our relocation of our corporate offices. Net cash used in investing activities for the nine months ended September 30, 2007 represent property and equipment purchases of approximately $70,000.
     Cash Flows provided by Financing Activities. Cash provided by financing activities was $14.8 million for the nine months ended September 30, 2007, down 35.4% from $22.9 million a year earlier. In the nine months ended September 30, 2007, we borrowed $24.5 million on our line of credit and repaid a $2.8 million seller note related to property we acquired in late 2006. In the nine months ended 2006, we drew $77.3 million on our line of credit and repaid $42.0 million of notes payable. Distributions to the member was $3.6 million and $11.8 million in the nine months ended September 30, 2007 and 2006, respectively. Distributions to minority partners decreased to $258,912 in the nine months ended September 30, 2007 from $598,552 in the nine months ended September 30, 2006.
     The Trust Indenture related to the senior subordinated notes permits payments of distributions by the Company to Holdings including but not limited to the following: a) a permitted tax dividend to allow the direct and indirect beneficial owners of the equity interests to pay taxes on the net income generated by Stanley-Martin Communities, LLC; b) up to $4.0 million each calendar year to allow Neighborhood Holdings to make required monthly payments to the Neighborhood Holdings Series A Investors; c) up to $500,000 each calendar year to allow Neighborhood Holdings to pay overhead expenses incurred in the ordinary course of business; and d) an aggregate $5.0 million of additional ‘Restricted Payments’ (as defined therein) from the Issue Date. The Trust Indenture provides for additional distributions up to fifty percent (50%) of consolidated net income for a period may be distributed only to the extent certain ratios are maintained (the Ratio Exception as defined in the Trust Indenture).
     Contractual Obligations
     Included in the table below is a summary of future amounts payable as of September 30, 2007 under contractual obligations, after giving effect to the loan extension which occurred October 12, 2007.

		Remainder
	Total	2007	2008-2009	2010-2014	2015+
(dollars in thousands)
Senior Subordinated Notes(1)	$145,720,000	$—	$—	$—	$145,720,000
Senior secured credit facility(2)	77,250,000	—	—	77,250,000	—
Operating leases(3)	7,859,384	239,281	1,939,744	4,609,922	1,070,437

Total	$230,829,384	$239,281	$1,939,744	$81,859,922	$146,790,437

(1)	On August 10, 2005 we issued ten year $150.0 million senior subordinated notes which will mature August 10, 2015. We cannot fully redeem the notes before August 15, 2010 subject to certain exceptions. The notes bear interest at 9.75% which is paid semi-annually each February and August. The above amounts do not include interest. The Company may, at its discretion and in accordance with the indenture agreement, redeem up to 35% of the senior subordinated notes. The Company redeemed $4.3 million, face value of senior subordinated notes during the third quarter of 2007.

(2)	Borrowings under the senior secured credit facility carry a floating interest rate equal to LIBOR plus an applicable margin based on Capital’s senior debt ratio. The applicable margin ranges from 175 to 225 basis points and was 175 basis points at September 30, 2006 and 175 basis points at September 30, 2007. The above amounts do not include interest. On October 12, 2007, the senior secured credit facility was amended to, among other things, extend the maturity date of the facility to December 1, 2010.

(3)	Represents rent payments on noncancellable leases for office space in Virginia and Maryland with various lease expiration dates through 2016. The total annual base rent ranges from approximately $903,000 to $988,000 over the life of the leases.

     In addition to the contractual obligations listed above as of September 30, 2007, we are party to two lot purchase agreements with a related party. On January 10, 2002, Neighborhoods I, LLC, our indirect subsidiary, entered into two Lot Purchase Agreements, each amended as of February 15, 2005, with Renaissance at Woodlands, LLC (“Woodlands”). Woodlands is a joint venture in which Neighborhood Holdings is an indirect 50% owner and an affiliate of WCI Communities, Inc. (“WCI”) is a 50% owner. Our remaining obligations under the Lot Purchase Agreements were approximately $12.6 million at September 30, 2007, which takes into account contractual price escalations within the contract.
     At September 30, 2007 and December 31, 2006, we had entered into various agreements with unaffiliated parties to purchase land for approximately $18.0 million and $19.2 million, respectively. We have made deposits of $300,500 and $455,000 at September 30, 2007 and December 31, 2006, respectively, pertaining to these land purchase agreements. These deposits may be forfeitable, depending on the agreement, if we do not purchase the land.
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
     Letters of Credit and Completion Bonds. We provide standby letters of credit, cash escrows and completion bonds for development work in progress, deposits on land and lot purchase contracts and miscellaneous deposits. As of September 30, 2007, we had outstanding approximately $3.1 million of standby letters of credit, $2.0 million of cash escrows and $31.9 million of performance and completion bonds.
     Guarantees. Heritage Mortgage guarantees amounts outstanding under a $10.0 million warehouse loan facility with Cardinal Bank, N.A. At September 30, 2007 and December 31, 2006, the balance on the warehouse facility was $0.5 million and $5.0 million, respectively. Heritage Mortgage’s obligation to perform under this guarantee principally arises if Mason defaults on its obligations under the warehouse loan facility. We have not recorded any liability related to this guarantee as of September 30, 2006 or December 31, 2005.
Interest Rates and Inflation
     Our business is significantly affected by the impact of interest rates. Higher interest rates may decrease our potential market by making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them. Higher interest rates may adversely affect our revenues, gross homebuilding margins and net income. Higher interest rates also increase our borrowing costs because, as indicated above, a portion of our bank loans fluctuate with LIBOR lending rates, both upwards and downwards. The impact of increased rates on our homebuyers can be offset, in part, by offering variable rate loans with lower interest rates through Heritage Mortgage. While we have not experienced a material impact of customers being unable to obtain financing when they purchase a home as a result of the current mortgage market, the continued decline in the mortgage markets and more stringent borrowing requirements may indirectly impact the future mortgage and homebuilding revenues.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. Our principal market risk exposure continues to be interest rate risk. Our line of credit is variable based on LIBOR and is affected by changes in market interest rates. We believe that reasonably possible near-term interest rate changes will not result in a material negative effect on our future earnings, fair values or cash flows. In the past, we have generally been able to recover any increased costs of borrowing through increased selling prices; however, there is no assurance we will be able increase selling prices to cover the effects of any increase in near-term rates. The current decline in the market has been offset, in part, by reductions in the cost of materials, subcontractors, and our internal costs. At September 30, 2007, approximately 65% of our debt is at a fixed rate of 9.75% and 35% of our debt is on our line of credit at a variable rate.
     The fair value of our ten year $145.7 million 9.75% senior subordinated notes issued August 10, 2005 is $106.4 million as of September 30, 2007. During the third quarter of 2007, the Company repurchased senior subordinated notes with a face value of $4.3 million for $3.1 million. The transaction resulted in a gain on extinguishment of debt of $1.0 million after the write-off of related deferred financing costs.
     We have interest rate swaps and an interest rate collar to economically hedge our exposure to interest rate fluctuations.
     As of September 30, 2007, we had two swap agreements and one interest rate collar. The first swap agreement is for $12.5 million, matures December 1, 2009 and requires us to make payments fixed at a 4.12% interest rate. The second swap agreement is for $25.0 million, matures December 1, 2010 and requires us to make payments fixed at a 5.01% rate of interest. The interest rate collar is for $12.5 million, matures October 3, 2011 and has an interest rate cap of 5.50% and an interest rate floor of 4.65%. The fair value of these three derivative instruments was approximately $(341,000) at September 30, 2007.
     Based upon the amount of variable-rate debt outstanding and the derivative instruments at September 30, 2007, and holding the variable-rate debt constant, each 1% increase in interest rates would increase the interest incurred by the Company by approximately $0.3 million per year.
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
     Our subsidiary, Heritage Mortgage, operating as a mortgage banker, is also subject to interest rate risk. Interest rate risk begins when we commit to lend money to a customer at agreed-upon terms (i.e. commit to lend at a certain interest rate for a certain period of time). The interest rate risk continues through the loan closing and until the loan is sold to an investor. During 2007 and 2006, this period of interest rate exposure averaged approximately 60 days. In periods of rising interest rates, the length of exposure will generally increase due to customers locking in an interest rate through a rate lock commitment as opposed to letting the interest rate float. Heritage Mortgage offsets the market risk of the lock commitment by maintaining a forward sale with Mason. The net fair value of the rate lock commitment to a borrower and the forward sale to Mason is zero because any changes in underlying interest rates have an equal and offsetting impact and all originated loans are immediately sold to Mason concurrent with the closing of the loan with the borrower.
     We minimize interest rate risk by hedging our loan commitments and closed loans through derivative financial instruments. These financial instruments include cash forward placement contracts on mortgage-backed securities, whole loan investor commitments, options and treasury future contracts and options on cash forward placement contracts on mortgage backed securities. We do not use any derivative financial instruments for trading purposes. Hypothetical changes in the fair value of our financial instruments arising from changes in long-term mortgage rates of plus 50, 100 and 150 basis points would not be material to our financial results.

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
     There has not been any change in internal control over financial reporting during our quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

STANLEY-MARTIN COMMUNITIES, LLC
(Registrant)

Date: November 13, 2007	By:	/s/ Steven B. Alloy

Steven B. Alloy
President and Chief Executive Officer

Date: November 13, 2007	By:	/s/ Steven B. Alloy

Steven B. Alloy
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)