Form 10-K
period 2007-12-31
Stanley-Martin Communities, LLC
filed 2008-03-28
CIK 1344478

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by nonaffiliates of the registrant as of June 30, 2007 is $0. The membership interest is privately held and not traded on any market.

Stanley-Martin Communities, LLC

Item		Page
No		No.
	Part I
1	Business	3
1A	Risk Factors	17
1B	Unresolved Staff Comments	26
2	Properties	27
3	Legal Proceedings	27
4	Submission of Matters to a Vote of Security Holders	27
	Part II
5	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28
6	Selected Financial Data	28
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
7A	Quantitative and Qualitative Disclosures About Market Risk	43
8	Financial Statements and Supplementary Data	44-70
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	70
9A	Controls and Procedures	70
9B	Other Information	71
	Part III
10	Directors, Executive Officers and Corporate Governance	72
11	Executive Compensation	73
12	Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters	75
13	Certain Relationships and Related Transactions	75
14	Principal Accountant Fees and Services	77
	Part IV
15	Exhibits and Financial Statement Schedules	77-83
	Signatures

PART I
ITEM 1. BUSINESS
Overview
     Stanley-Martin Communities, LLC, a Delaware limited liability corporation began doing business through predecessor entities in 1966. When this report uses “the Company”, “we”, “us”, and “our” they refer to Stanley-Martin Communities, LLC and its subsidiaries unless the context otherwise requires.
     We are one of the largest private homebuilders in the Washington, D.C. metropolitan area, based on the number of units delivered each year. We are engaged in the development of residential communities and the design, marketing and construction of single-family homes and townhomes. We have operated in the Washington, D.C. metropolitan area homebuilding industry since 1966. We market our homes to entry-level and first- and second-time move-up buyers. As a complement to our homebuilding operations, we also originate title insurance and mortgages for our homebuyers. Our operational focus is on achieving the highest standards in quality, design and customer service, and we believe this focus has resulted in significant brand value among homebuyers. We operate in the City of Alexandria and Arlington, Fairfax, Loudoun and Prince William Counties in Virginia, Jefferson County, West Virginia and Charles and St. Mary’s Counties in Maryland.
     We believe that the attractive demographics of, and the long-term housing demand in the Washington, D.C. metropolitan area provide us with growth opportunities. A core part of our strategy is to target the largest number of homebuyers in a given area by maximizing the relative affordability of our homes.
     As of December 31, 2007, we were operating from 27 communities containing 2,991 lots that we own or control through options. Of the 2,991 lots, 2,952 are available for sale and 39 were subject to an approved contract of sale but not yet delivered. Of the 2,952 lots available for sale, 60 lots are controlled through options and includes 598 multifamily units and a commercial use lot. The Company does not generally develop multifamily properties and commercial use lots and may sell those lots to a third party developer. Of the 27 communities, 22 were offering, or will offer within the next six months, homes for sale and 5 were engaged in engineering or land development activities.
     For the year ended December 31, 2007, we delivered 279 homes, with an average sales price of approximately $575,000 and received 233 new home orders with a value of approximately $132.3 million. As of December 31, 2007, we were developing, selling or constructing homes with prices ranging from approximately $250,000 to approximately $1.0 million and had a backlog of 39 homes with a contract value of approximately $24.5 million.
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

     The chart below shows our ownership and corporate structure following this Reorganization.

(1)	Neighborhood Holdings, LLC is not a guarantor of our $145.7 million senior subordinated notes (the Notes) or subject to the covenants of the indenture governing the Notes. In addition to Stanley-Martin Communities, LLC, Neighborhood Holdings has one other subsidiary, Stanley Martin Woodlands, LLC as of December 31, 2007. On September 22, 2006, Neighborhood Holdings contributed Wildewood Residential, LLC to our wholly owned subsidiary, Neighborhoods Capital, LLC (Capital).

(2)	Stanley-Martin Communities, LLC, the registrant, and Stanley-Martin Financing Corp. are co-issuers of the Notes. Stanley-Martin Financing Corp. is a wholly owned subsidiary of Stanley-Martin Communities, LLC and was formed for the sole purpose of serving as a co-issuer of the Notes.

(3)	Stanley-Martin Communities, LLC owns 51% of the membership interests of First Excel Title, LLC (First Excel). Excel Title Corporation, a third party, which provides certain management and administrative services to First Excel Title, LLC, owns the other 49% of the membership interests.

(4)	Neighborhoods Capital, LLC and certain of its subsidiaries are borrowers and guarantors under our senior secured credit facility.

(5)	Stanley-Martin Communities, LLC owns 75% of the membership interests of First Heritage Mortgage, LLC and a third party owns the other 25% of the membership interests.

(6)	First Excel Title, LLC, First Heritage Mortgage, LLC, Stanley-Martin Custom Homes, LLC, Stanley Martin Companies, LLC and certain other subsidiaries of ours do not guarantee the Notes. See “Risk Factors — Risks Related to the Notes and Our Indebtedness — The Notes will be effectively subordinated to all indebtedness of our subsidiaries that are not guarantors of the Notes.”

(7)	On January 1, 2007, Stanley Martin Companies, Inc. was converted to a Maryland limited liability company, Stanley Martin Companies, LLC.

(8)	In 2007, the Company commenced building custom homes under the name Stanley Martin Custom Homes, LLC.

MARKET OVERVIEW
     The information contained in this section is based on numerous assumptions, including assumptions regarding the continued population growth rate of the Washington, D.C. metropolitan area and the continued economic health of the region.
     Beginning in the fourth quarter of 2005 and continuing through 2006 and into 2007 we, and our industry as a whole, experienced a slowdown. We believe this is attributable to a decline in consumer confidence, an overall softening of demand for new homes, and an oversupply of homes available for sale. We attribute the reduction in demand to concerns on the part of prospective home buyers about the direction of home prices, due in part to many builders advertising price reductions and increased sales incentives, concerns about being able to sell their existing homes and the constant media attention with regard to the potential of mortgage foreclosures. In addition, we believe speculators and investors are no longer helping to fuel demand.
Current Market Conditions
     With the exception of one month in late 2005, single family and townhome inventory levels have been well above recent averages for the past 30-months in our core Virginia counties. While inventory levels are down from their mid-2006 peak, February 2008’s level was the highest recorded for that month in the past decade.

Similar conditions are present in our core Maryland county of St. Mary’s.
The inventory overhang is contributing to the considerable downward pressure on asking prices in Northern Virginia. As evidenced by the following chart, resale asking prices have declined over $120,000, on average, in Northern Virginia since the mid-2005 market peak

Despite this slowdown, we remain cautiously optimistic about the future of our business. Our long term industry demographics remain strong due to the continuing regulation-induced constraints on lot supplies and the growing number of affluent households. We continue to believe that favorable long-term demographic trends of the Washington, D.C. metropolitan housing market will help drive and support our continued growth. These trends include the strength of this area’s employment, population and income growth.
Positive Employment Trends
     Washington, D.C.’s job growth compares favorably in both absolute terms and relative to most housing markets in the U.S. As the nation’s capital, Washington, D.C. has shown consistent growth in employment in both the government and private sectors. Washington, D.C. has had job growth averaging approximately 48,000 new jobs per year since 1995.
     The Washington, D.C. metropolitan area recorded an unemployment rate of 3.0% compared to the national rate of 5.0% based on December 2007 figures from the Bureau of Labor Statistics of the U.S. Department of Labor. The Washington, D.C. metropolitan area had the lowest unemployment rate of the 49 U.S. metropolitan areas with a population of one million or more, based on the 2000 Census.
Continued Population Growth
     Washington, D.C. is the seventh most populous metropolitan area in the United States according to the 2000 Census. We believe that the 1.7% compound annual population growth rate the Washington D.C. region has experienced over the past two decades can be attributed to Washington, D.C.’s unique role as both the home to the federal government and as a headquarter city for many corporations and organizations, both domestic and international. The greater Washington, D.C. region has exhibited a compound annual population growth rate of 1.7% over the past two decades.

Appealing Demographics
     The 2003 American Community Survey of the U.S. Census Bureau estimates that approximately 45% of Washington, D.C.’s metropolitan area population has at least a college degree, ranking it as one of the most educated metropolitan areas in the U.S. The Washington, D.C. metropolitan area is also home to 13 Fortune 500 companies and is considered a leading employment market for technology and professional service providers. The highly educated workforce resulted in an attractive median family income for the Washington, D.C. metropolitan area of approximately $92,600 in 2007, almost 50% higher than the national median of approximately $59,000.

Competitive Strengths
Long-Term Focus and Success in the Washington, D.C. Metropolitan Area
     We have been developing communities and building homes in the Washington, D.C. metropolitan area for more than 40 years. Over the past five years, we have delivered over 1,500 homes. Our experience and local focus have enabled us to effectively compete with the local divisions of national homebuilders. We leverage our intimate knowledge of the local market and our long-standing relationships with land owners and local officials to gain access to desirable locations and to facilitate our land acquisition, entitlement and development activities. We also benefit from long-term relationships with local subcontractors and suppliers, providing us consistent access to high quality labor and materials.
Attractive Long-term Market Fundamentals
     Through December 31, 2007, the Washington, D.C. metropolitan housing market was one of the top ten new home construction markets in the U.S. with 14,914 single-family permits issued. We believe demand is driven by attractive local demographics, including strong job creation, population growth and new household formations, resulting from local and federal government expansion and corporate growth and relocations. In contrast to other major metropolitan areas, employment in the Washington, D.C. metropolitan market includes a disproportionate number of white-collar, high-income jobs, which has resulted in the highest median family income in the U.S. In addition, while demand has been strong and steady for several decades, we believe local governments will continue to limit supply, further contributing to the projected long-term supply/demand imbalance.
Valuable Land Portfolio
     We believe our land portfolio is a valuable asset and will support our growing operations for approximately six to seven years. Our long operating history and deep knowledge of the Washington, D.C. metropolitan housing market have enabled us to secure desirable land positions. We increase the value of our land portfolio through the zoning and engineering process by creating attractive land use plans and increasing the number of homes that may be built on each acre of land, which ultimately translates into higher profitability.
Product and Customer Diversification
     We design, market and construct single-family homes and townhomes for entry-level and first-and second-time move-up buyers. We offer numerous home types, which are differentiated by size, design content and features. Our homes range from approximately 1,800 finished square feet to over 4,300 finished square feet and are priced from approximately $250,000 to approximately $1,000,000, with an average sales price for new orders for the year ended December 31, 2007 of approximately $568,000. The breadth of our development, design and construction expertise provides us with the operating flexibility to respond to changes in consumer preferences and evolving community demographics, thereby maximizing our profitability.
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

Business Strategy
     Capitalize on Valuable Land Position
     We intend to capitalize on our significant and valuable land supply, which we believe will support our operations for approximately six to seven years in Virginia and Maryland.
      Pursue Disciplined Growth in Attractive Areas
     A core part of our strategy is to continue to grow our existing market position in Northern Virginia, consisting of the City of Alexandria and Fairfax, Arlington, Loudoun and Prince William Counties. These counties are characterized by their close proximity to numerous regional employment centers, a limited supply of homes, nationally recognized school districts and high-income homebuyers. In addition to continued growth in our existing areas, we believe there are significant opportunities to expand our operations to other counties within the Washington, D.C. metropolitan housing market.
      Provide High Quality Construction, Outstanding Service, Innovative Designs and Relative Value
     Our success is attributed in part to our value optimizing designs, quality construction and focus on customer service, each of which is a component of our Mission: “To provide our customers with leading home designs for the best value, built with construction excellence, and delivered with the highest level of professional service.” Our strategy for developing and constructing new communities is to offer homes that are affordable relative to new and existing homes available for sale in a given area. Consistent with this strategy, we generally price our homes below the median for comparable new homes located in the same area. In order to achieve this pricing flexibility, we seek to control our production costs by altering the size of our homes and the sophistication of our design content and options and by maximizing the degree of standardization across our product lines. Our in-house and outside architectural teams create innovative designs that can be efficiently produced across all of our product lines. We employ strict quality control standards across our operations to achieve high quality construction and high levels of customer service. We survey and interview our customers before, at and after closing regarding their experience with our sales personnel, construction department and, where applicable, title and mortgage services. These surveys and interviews provide us with a direct link to the customer’s perception of the entire buying experience and with valuable feedback on the quality of the homes we deliver and the services we provide. We believe that our innovative designs, quality construction and customer service provide us with a competitive advantage.

      Product Mix
     The product mix we offer in a particular community depends upon many factors, including the prices and sizes of homes generally available in the area, our target customers and our lot costs. We currently market our homes to entry-level and first- and second-time move-up buyers. We sell single-family homes and townhomes, available in our Classic, Executive and Estate series. Within these series, we offer multiple product lines, which range from homes with relatively simple features to homes with high design content and higher finishes.
     Historically, our product mix of single-family homes and townhomes has varied year to year, but generally has averaged approximately 60% and 40% of revenues, respectively. For the year ended December 31, 2007, our homebuilding revenue was comprised of 172 single-family homes (61.6% of settlements) and 107 townhomes (38.4% of settlements). Fluctuations in our product mix are caused by the availability of lots suitable for single-family home and townhome development, zoning constraints, the timing of opening new communities, changes in buyer preferences and efforts to maximize profitability. Given the current market conditions, we have more communities open for sale with a higher concentration of townhomes, which offer a slightly lower selling price.
Our Communities
     The following is a description of the communities that we are currently developing, selling or constructing and the communities that we expect to begin developing through June 30, 2008. All references to home sizes do not include structural options.
Washington, D.C. Metropolitan Area
     Arlington and Alexandria, Virginia
     Beauregard Station. Beauregard Station is comprised of 41 townhome condominiums each approximately 2,500 square feet. The neighborhood was opened for sale in January 2008.
     Shirlington Crest. Shirlington Crest is comprised of 171 townhomes each approximately 2,300 square feet and 2 duplex lots. The neighborhood opened for sale in January 2008.
      Charles County, Maryland
     Avalon West. Avalon West is comprised of 16 single-family homes ranging in size from approximately 2,200 square feet to approximately 2,900 square feet. The neighborhood opened for sale in January 2008.
      Fairfax County, Virginia
     Bell Manor Estates Bell Manor Estates is comprised of 36 single-family homes, of which we have delivered 26 homes that range in size from approximately 2,700 square feet to approximately 3,400 square feet. The third phase comprised of the remaining 10 lots was opened for sale in 2007.
     Fair Oaks Landing. Fair Oaks Landing is comprised of 73 townhomes each approximately 2,500 square feet. Sales commenced August 2006. One unit was unsold as of December 31, 2007. It was sold and delivered in the 1st quarter of 2008.
     Glynn Tarra Estates. Glynn Tarra Estates is comprised of 40 single family homes ranging in size from 3,000 to 4,300 finished square feet. We have sold and delivered 34 homes. We have halted our sales effort on the remaining 6 lots.
     Kendall Square. Kendall Square is comprised of 73 townhomes each approximately 2,300 square feet. The neighborhood opened for sale in 2007.
     Linden Tree Estates. Linden Tree Estates is comprised of 12 single family homes. These homes range from approximately 3,000 square feet to approximately 3,600 square feet. The neighborhood opened for sale in 2007.
     Madison Manor. Madison Manor is comprised of 25 single-family homes, including 10 lots purchased in February 2008, that range in size from approximately 2,800 square feet to approximately 3,400 square feet. Sales commenced in June 2007.

     Old Mill Station. Old Mill Station is comprised of 33 single-family homes that range in size from approximately 2,700 square feet to approximately 3,400 square feet. Sales commenced in October 2005. The community is sold out.
     Spring Park Station. Spring Park Station is comprised of 41 townhomes, each approximately 2,500 square feet. Sales commenced in February 2006. Three units were unsold as of December 31, 2007. They were sold and delivered in the 1st quarter of 2008.
     The Courtyards at Falls Gate. The Courtyards at Falls Gate is comprised of 21 single family homes that range in size from approximately 2,800 to 3,000 square feet. The neighborhood is expected to open for sale in spring of 2008.
      Loudoun County, Virginia
     Brambleton. Brambleton is a master planned community still in the early stages of development. We are one of several builders in this community which is expected to have approximately 6,400 homes. We have delivered 153 of our 188 homesites and currently have 35 homesites that we are selling and 9 lots under option. Our single-family homes range in size from approximately 2,500 square feet to approximately 2,900 square feet.
     Greene Mill Preserve. Greene Mill Preserve is a community of 224 residences, of which we are building 117 single-family homes. 51 homes remain under option. Homes range in size from approximately 2,900 square feet to approximately 3,600 square feet. We are one of two builders for this community. Sales commenced in August 2005. See “Related Party Transactions — Purchase Agreements.”
      Prince William County, Virginia
     Coles Run Manor. Coles Run Manor is comprised of 111 single-family homes that range in size from approximately 2,200 square feet to approximately 2,800 square feet. Sales commenced in September 2005.
     Hope Hill Crossing. Hope Hill Crossing is comprised of 311 single family homes in three product lines. Land development is scheduled to commence in 2008.
     Occoquan Landing. Occoquan Landing is comprised of 39 single-family homes which range in size from approximately 2,500 square feet to approximately 2,800 square feet. Sales commenced in October 2006.
     Powell’s Landing. Powell’s Landing is a master planned community designed for approximately 600 homes. We are one of several builders in this community. We expect to build 25 single-family homes in our current phase, which will range in size from approximately 2,100 square feet to approximately 2,800 square feet. Sales commenced in February 2006.
     Small’s Crossing. Small’s Crossing is comprised of 34 single-family homes that range in size from approximately 2,200 square feet to approximately 2,800 square feet. Sales commenced in February 2007. A second phase of 26 lots is planned for late summer 2009.
     Stonewall Manor. Stonewall Manor is a master planned community designed for approximately 310 homes in which we built 55 homes in two phases. We are one of three builders in this community. Our homes consist of single-family homes that range from approximately 2,700 square feet to approximately 3,400 square feet. We have delivered all 55 of the homes within the community.
     Stoney Branch Crossing. Stoney Branch Crossing is comprised of 25 single-family homes that range in size from approximately 2,600 square feet to approximately 3,400 square feet. Our sales commenced in August 2005. We halted our sales effort on the remaining 5 lots.
      St. Mary’s County, Maryland
     Wildewood. Wildewood is a master planned community that has received approval for the construction of approximately 3,800 homes. Approximately 1,500 homes have already been built by third-party builders. Sales commenced in September 2005. Deliveries commenced in April 2006. See “Related Party Transactions — Purchase Agreements.”

     The following table provides information about the communities discussed above as of and for the year ended December 31, 2007.
Our Communities

		2007 Deliveries		Backlog as of 12/31/07		2007 New Unit Orders
	Total		Average					Average
	Number		Price of					Selling	Remaining
Community	of Lots	Units	Units	Units	Value	Units	Value	Price	Lots
Single-Family Homes
Avalon West	16	—	$—	—	$—	—	$—	$—	16
Bell Manor III	10	1	$1,107,242	3	$2,942,576	4	$4,049,818	$1,012,455	6
Brambleton	188	38	$621,647	7	$4,104,141	41	$25,025,512	$610,378	35
Coles Run Manor	111	14	$598,236	1	$526,763	9	$5,287,167	$587,463	50
The Courtyards at Falls Gate	21	—	$—	—	$—	—	$—	$—	21
Glynn Tarra Estates	40	—	$—	—	$—	—	$—	$—	6
Greene Mill Preserve I	33	15	$813,467	1	$722,418	8	$6,319,571	$789,946	12
Greene Mill Preserve II	33	9	$685,915	3	$2,077,974	8	$5,398,826	$674,853	16
Hope Hill Crossing	311	—	$—	—	$—	—	$—	$—	311
Linden Tree Estates	12	—	$—	7	$6,328,726	7	$6,328,726	$904,104	12
Madison Manor	15	—	$—	—	$—	—	$—	$—	15
Occoquan Landing	39	13	$732,538	1	$750,477	7	$5,227,670	$746,810	25
Old Mill Station	33	12	$711,209	—	$—	9	$6,302,376	$700,264	—
Powells Landing II	25	12	$675,897	2	$1,376,227	10	$6,513,648	$651,365	11
Small’s Crossing	34	—	$—	—	$—	—	$—	$—	34
Stonewall Manor II	25	2	$598,189	—	$—	2	$1,196,377	$598,189	—
Stoney Branch	25	7	$558,718	—	$—	6	$3,288,184	$548,031	6
Wildewood	622	49	$434,596	10	$3,605,482	39	$15,321,257	$392,853	480
Townhomes
Beauregard Station	41	—	$—	—	$—	—	$—	$—	41
Kendall Square	73	3	$535,493	3	$1,761,988	6	$3,368,468	$561,411	67
Fair Oaks Landing	73	72	$541,687	—	$—	49	$25,772,484	$525,969	1
Spring Park Station	41	23	$547,866	—	$—	18	$9,703,263	$539,070	3
Shirlington Crest	173	—	$—	—	$—	—	$—	$—	173
Wildewood	359	9	$326,822	1	$292,990	10	$3,234,392	$323,439	312
Future Development (1) (2)	1,617	—	$—	—	$—	—	$—	$—	1617

		279	$574,199	39	$24,489,762	233	$132,337,739

(1)	Future development includes land owned or on which the Company has an option on land it intends to purchase. The time frame of future development is beyond six months and therefore, subject to change.

(2)	Includes 598 multi-family units and 1 site for commercial use. The Company does not generally develop multi-family or commercial use lots and may sell those lots to a third party developer.
Operations
Land Acquisition and Development
     We have a disciplined and structured land acquisition process. Each acquisition of land must be approved by our investment committee, which is composed of our Chairman, President and Chief Financial Officer, and Division Vice President. The committee reviews and approves all projects and votes on each option to purchase land before option deposit funds are placed at risk.
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
     We acquire land through purchases and option contracts. Deposits made in connection with entering into option contracts are generally refundable until the necessary zoning, and in some cases engineering plan approval, is obtained, at which point they become non-refundable. Purchases are generally financed through our senior secured credit facility and cash flow from operations. Option contracts allow us to control lots and land without incurring the risks of land ownership or financial commitments, other than a non-refundable deposit, if any. As of December 31, 2007, we had approximately $0.2 million in deposits.
     Once we acquire undeveloped land, we generally begin development of such land through contractual agreements with subcontractors. These activities include site planning and engineering, as well as constructing roads, sewers, water, utility, drainage systems and, in certain instances, recreational amenities.

     We are frequently required, in connection with the development of our projects, to post security in support of our related obligations with respect to such developments. This security is usually in the form of surety bonds, letters of credit or cash escrows. The amount of such obligations outstanding at any time varies in accordance with our pending development activities. In the event any surety bonds or letters of credit are drawn upon, we would be obligated to reimburse the issuer of such surety bonds or letters of credit. As of December 31, 2007, we had outstanding approximately $27.1 million of surety bonds, approximately $3.0 million of letters of credit and approximately $2.0 million in cash escrow accounts, which are related to our obligations to local governments to construct roads and other improvements in various developments. We do not believe that any such currently outstanding letters of credit, surety bonds or escrow funds will be drawn upon.
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
     Construction of a home is typically completed within three to six months following commencement of construction. Construction time depends on weather conditions, the availability of labor, materials and supplies, product type, size and location.
     Although we have agreements with certain suppliers that allow us to purchase materials at a discount, we do not have any material long-term contractual commitments with any of our subcontractors or suppliers. We also participate in national rebate programs with various suppliers that offer rebates based on our annual purchasing volume.
Design
     We focus on developing an appropriate design and marketing concept for each of our communities, including determining the size, series and price range of the homes and, in certain projects, the layout of streets, individual lots and overall community design. In addition to our in-house architectural design team, outside architects prepare some of our home designs. We believe this combination provides maximum flexibility and creativity in our designs.
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
     Warranty
     We provide a warranty program through the Home Buyers Warranty Program of Home Buyers Warranty Corporation. Under this program, HBWC provides certain administrative functions relating to our warranties and National Home Insurance Company, Inc. is the insurer. This warranty provides differing levels of coverage throughout its term. The first year of the warranty covers workmanship and materials and includes home inspection visits with the customer. Under the warranty, certain defects in plumbing, electrical, heating, cooling and ventilation systems of the home (exclusive of defects in appliances, fixtures and equipment) are covered for a two-year period and structural defects are covered for a ten-year period. We are the primary obligor under our one-year and two-year warranties and an outside insurer is the obligor under our ten-year warranty. However, we subcontract our homebuilding work to contractors who provide us with an indemnity and evidence of insurance coverage. Therefore, claims relating to workmanship and materials are generally paid for by our subcontractors. We believe our warranty program meets or exceeds terms customarily offered in the homebuilding industry.
     We record a reserve upon settlement of each home to cover repairs that may become necessary (Customer Service Repairs). We base our reserve on our experience related to the amount required to pay for these types of repairs, which fluctuates based upon the size and type of houses sold.

Marketing and Sales
     We believe that we have established an outstanding brand with a reputation for high quality construction, innovative design and outstanding customer service. We believe that our reputation helps generate interest in each new project we undertake.
     We believe that model homes play an important role in our marketing efforts. As of December 31, 2007, we had thirty-two furnished model homes, eight of which have been sold and leased back. We have four additional completed homes in our Wildewood Community model park which are used as a visitor center, a design studio and offices.
     We generally sell our homes through commissioned employees (who typically work from the sales offices located at model homes). Our sales personnel are available to assist prospective homebuyers by providing them with floor plans, price information and tours of model homes and, together with our design consultants, assist with the selection of options and upgrades.
Customer Financial Services
     Mortgage Services
     As part of our objective to make the home buying process the most satisfying experience for our customers and to increase the efficiency of our building cycle, we arrange and originate mortgages for some of our customers through Heritage Mortgage, our full service mortgage banking, broker, loan originator and 75% owned subsidiary. Heritage Mortgage is a direct lender serving the Mid-Atlantic and Southeast regions and also arranges and originates mortgages for homebuyers that are not our customers. In May 2003, Heritage Mortgage entered into an agreement with George Mason Mortgage, LLC (“Mason”), under which Mason buys all the loans originated by Heritage Mortgage at closing and also provides marketing, management and operational services to Heritage Mortgage. Under the agreement, Heritage Mortgage agrees to sell and deliver to Mason all mortgage loans that it originates on the date the loans are settled with the mortgage borrower. The price at which the mortgage loans will be sold to Mason is fixed at the date Heritage Mortgage records mortgage loan fees and gains on the sale of mortgage loans at the date the loans are settled with the mortgage borrower and concurrently sold and delivered to Mason. Heritage Mortgage also has an arrangement whereby it receives additional consideration on the loans sold to Mason calculated as the difference between the interest earned by Mason on the purchased loans prior to sale to another investor and an agreed upon variable interest factor. Mason generally sells these loans within one to four weeks from the purchase from Heritage Mortgage. Mason is an affiliate of Cardinal Bank. During 2007, Heritage Mortgage was responsible for handling the financing needs of approximately 85% of our homebuying customers, which accounted for approximately 28% of Heritage Mortgage’s total business.
     Title Insurance Services
     Our full service title insurance brokerage company, First Excel Title, LLC, underwrites its policies on behalf of a national title insurer. First Excel originates title insurance and Excel Title Corporation, which provides certain management and administrative services to First Excel, provides settlement services to our Virginia homebuyers. We own 51% of First Excel and Excel Title owns the remaining 49%. All of the title insurance policies are underwritten by a third party insurer. During 2007, First Excel was responsible for underwriting the title insurance for approximately 95% of our Virginia homebuying customers.
Backlog
     Generally, our homes are sold before construction of the home begins. Our sales contracts require all customers to pre-qualify for financing with Heritage Mortgage within 10 days after the customer signs the contract, but do not require that they obtain their financing from Heritage Mortgage. We generally require initial cash deposits of between 3% and 8% of the purchase price and our contracts are subject to certain statutory contingencies. Homes covered by sales contracts but not yet closed are considered “backlog.” We do not recognize revenue on homes in backlog until the home is delivered to a third-party homebuyer. Occasionally we build homes before obtaining a sales contract; these homes, however, are excluded from backlog until a sales contract is signed. As of December 31, 2007, we had twenty-six such homes finished or under construction.
     Our backlog decreased to 39 homes at December 31, 2007 from 85 homes at December 31, 2006. The contract value of our backlog decreased to approximately $24.5 million at December 31, 2007 from a value of approximately $52.4 million at December 31, 2006. The number of homes in backlog declined in 2007 due to a slowdown in the pace of new orders as supply exceeded demand. We believe we will deliver substantially all of the homes in backlog at December 31, 2007 by June 30, 2008.

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
Competition
     In 2007, 14 of the 20 largest homebuilders selling production single-family homes and townhomes in the Metropolitan Washington, D.C. housing market were national competitors. The remaining six were local competitors, including ourselves. During 2007, the top 20 homebuilders accounted for 75.4% of the total production single-family and townhomes constructed in the area (source: Hanley Wood Market Research).
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
Government Regulation and Environmental Matters
     Substantially all of our land is purchased with entitlements, giving us the right to obtain building permits upon compliance with specified conditions. The length of time necessary to obtain such permits and other approvals affects the carrying costs of unimproved property acquired for the purpose of development and construction. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations, and their interpretation and application. Several governmental authorities have imposed impact fees as a means of defraying the cost of providing certain governmental services to developing areas. To date, the governmental approval processes discussed above have not had a material adverse effect on our development activities, and homebuilders in a given market generally face the same fees and restrictions. There can be no assurance, however, that these and other requirements discussed herein will not have a material adverse affect on us in the future.
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
Employees
     As of December 31, 2007, we employed 132 people, of whom 32 were in community development and land acquisition, 38 were in financial services, 40 were in sales and warranty service and 22 were executive management and administrative personnel. We believe that we have good relations with our employees and subcontractors.
Properties
     We lease approximately 29,000 square feet of office space in Reston, Virginia for our company offices. The lease expires on January 31, 2016. We lease approximately 3,700 square feet of office space in Bethesda, Maryland and approximately 5,500 square feet of office space in Fairfax, Virginia that are both used by Heritage Mortgage. The Bethesda lease expires on August 31, 2009 and the Fairfax lease expires June 30, 2010. In addition, our Virginia design studio uses approximately 6,000 square feet of space located within an approximately 23,300 square foot facility in Chantilly, Virginia, which is subleased from our affiliate, Heritage Contracting, LLC. The sublease expires on May 31, 2011. See “Related Party Transactions — Heritage Contracting, LLC.” First Excel subleases approximately 140 square feet of office space from Excel Title on a month-to-month basis.
Legal Proceedings
     The Company and its subsidiaries are involved in litigation arising from the normal course of business. In the opinion of management, and based on advice of legal counsel, this litigation is not expected to have any material adverse effect on the financial position or results of operations of the Company. Although we are unable to determine the ultimate outcome of these legal actions with certainty, the company has recorded a $1.2 million liability for legal contingencies that have probable unfavorable outcomes and can be reasonably estimated at December 31, 2007.
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
     We have a significant amount of indebtedness. As of December 31, 2007, we had total indebtedness of approximately $214.7 million and available borrowing capacity of approximately $24.5 million under our $127.5 million senior secured credit facility. The indenture governing the Notes allows us to incur substantial additional debt.
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
     In addition, our senior secured credit facility and the indenture contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. For example, the indenture includes a covenant requiring us to maintain a minimum Consolidated Tangible Net Worth of $35.0 million or make an offer to purchase Notes. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt.

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
     Our annual debt service obligations vary from year to year. We believe our annual debt service obligations will continue to vary from year to year, principally due to varying maturities of existing and future indebtedness and our use of the available borrowing capacity on our senior secured credit facility. The annual debt service obligations on the Notes is approximately $14.2 million per year and assuming utilization of our senior secured credit facility, approximately an additional $524,000 per $10,000,000 borrowed for a full year under our senior secured credit facility based on our interest rate at March 2, 2008 without regard to any financial derivatives.
     We cannot assure that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the Notes, on or before the maturity thereof or incur additional debt. We cannot assure that we will be able to refinance any of our indebtedness, including our senior secured credit facility and the Notes, on commercially reasonable terms or at all.
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
     As of December 31, 2007, we had approximately $214.7 million in total indebtedness, of which $69.0 million is drawn, and approximately $24.5 million of available borrowing capacity under our $127.5 million senior secured credit facility. As more properties owned by the company are added to the borrowing base the available borrowings will increase. We will be permitted to borrow substantial additional indebtedness, including senior debt, in the future under the terms of the indenture and the senior secured credit facility.
We may not have the ability to raise the funds necessary to finance an offer to purchase Notes in connection with a change of control or a decline in our Consolidated Tangible Net Worth.
     Upon the occurrence of certain kinds of change of control events, we will be required to offer to repurchase all outstanding Notes at 101% of the principal amount thereof plus accrued and unpaid interest, to the date of repurchase. In addition, if our Consolidated Tangible Net Worth falls below $35.0 million for any two consecutive fiscal quarters, we will be required to make an offer to purchase up to 10% of the Notes then outstanding at a price equal to 100% of the principal amount, together with any accrued and unpaid interest and additional interest, if any, to the date of purchase. As of December 31, 2007, our Consolidated Tangible Net Worth was approximately $51.1 million.
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

Not all of our subsidiaries guarantee the Notes. Therefore, the Notes are effectively subordinated to all indebtedness of our subsidiaries that are not guarantors of the Notes.
     Under the indenture governing the Notes our current and future restricted subsidiaries guarantee our indebtedness, and our restricted subsidiaries’ guarantee the Notes. Our other subsidiaries are not required to guarantee the Notes. Noteholders will not have any claim as a creditor against the subsidiaries that are not guarantors of the Notes, and the indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will be effectively senior to such claims against these non-guarantor subsidiaries. For the year ended December 31, 2007, our non-guarantor subsidiaries represented approximately 16.2% of our total revenue and had net income (loss) of approximately ($10.9) million before eliminations (compared to ($21.2) million of net income(loss) for the Company and our subsidiaries on a consolidated and combined basis).
     In addition, as of December 31, 2007, our non-guarantor subsidiaries held approximately 5.0% of our assets ($13.9 million, before eliminations) and had approximately $6.3 million of liabilities, to which the Notes were structurally subordinated (See the Notes to the Consolidated and Combined Financial Statements). In the event of a bankruptcy, liquidation, reorganization or other winding up of any of the non-guarantor subsidiaries, holders of their indebtedness and their trade creditors will generally be entitled to payment of their claims from the assets of those subsidiaries before any assets are made available for distribution to us.
     In addition, the indenture permits non-guarantor subsidiaries to incur additional indebtedness. Therefore, the Notes are effectively subordinated to this additional indebtedness that may be incurred by the non-guarantor subsidiaries.
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
     On the basis of historical financial information, recent operating history and other factors, we believe that each guarantor, after giving effect to its guarantee of these Notes, will not be insolvent, will not have unreasonably small capital for the business in which it is engaged and will not have incurred debts beyond its ability to pay such debts as they mature. We cannot assure, however, as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard.

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
     Historically, the market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the Notes. The market, if any, for the Notes may face similar disruptions that may adversely affect the prices at which Noteholders may sell Notes. Therefore, Noteholders may not be able to sell Notes at a particular time, and the price that a Noteholder receives when it sells may not be favorable.
     Stanley-Martin Financing Corp. has only nominal assets from which to make payments on the Notes.
     Stanley-Martin Financing Corp. is a co-issuer and co-obligor on the Notes. Stanley-Martin Financing Corp. is our wholly-owned subsidiary, with no operations and only nominal assets from which to make payments on the Notes.
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
     Neighborhood Holdings, our parent, has substantial obligations to make distribution payments on its outstanding Class A membership interests. In addition, from time to time, Neighborhood Holdings makes distribution payments on its Class B membership interests, a portion of which may be used to fund the tax obligations of its beneficial holders, Martin K. Alloy and Steven B. Alloy, which are attributable to our income by virtue of our being a “pass-through” entity for income tax purposes. Neighborhood Holdings relies on distributions from its subsidiaries, including us, to fund these payments. For the years ended December 31, 2007 and 2006, we made distributions to Neighborhood Holdings of $4.4 million and $12.8 million, respectively, and will make a 2007 tax distribution of $3.6 million within 30 days of the 2007 year-end. During the same period, Neighborhood Holdings made distribution payments on its Class A membership interests of $5.0 million and $4.2 million and distribution payments on its Class B membership interests of $1.0 million and $14.2 million for the years ended December 31, 2007 and 2006, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of these distributions. As a result of Neighborhood Holdings’ dependence on the cash flows of its subsidiaries, we expect that a substantial portion of our cash flow will be used to make payments to Neighborhood Holdings to fund these payments. These payments will reduce the cash flow we could use to make payments on the Notes and our other outstanding indebtedness.

The principal members of Neighborhood Holdings exercise control over the operation of our business and may have interests that conflict with the interests of the Noteholders.
     Martin K. Alloy, our Chairman, and Steven B. Alloy, our Chief Executive Officer and President, have control, through personal and family-owned entities and holdings, of all of the voting membership interests in Neighborhood Holdings. This gives Messrs. Alloy sole control over the operation of our business, including the approval of certain actions such as amending our operating agreement, commencing bankruptcy proceedings, taking certain corporate actions (including, without limitation, incurring debt, issuing stock, selling assets, acquiring assets (including land) and engaging in mergers and acquisitions) and appointing members of our management. Their interests in exercising control over our business may conflict with interests of holders of the Notes. This voting power might discourage someone from acquiring us or from making a significant equity investment in us, even if we need the investment to meet our obligations and to operate our business. In addition, we may purchase land we acquire from, and enter into other transactions with, entities controlled by Messrs. Alloy. See “Related Party Transactions” for a description of the transactions as they exist to date. We may enter into additional transactions with them or their affiliates in the future. Additionally, the direct and indirect holders of our equity interests are not restricted from engaging in other homebuilding or land development activities or otherwise competing with us.
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
     We frequently seek to develop properties that have historically been used for other purposes, which may contain above-ground or underground storage tanks or stored hazardous materials and related soil or groundwater contamination, or may be adversely affected by other environmental conditions. We may be required to undertake extensive site planning activities to minimize potential environmental damage, to obtain permits for operations in environmentally sensitive areas, to satisfy inspections and to obtain approvals of infrastructure projects, such as sewer, water and stormwater management installations. If we fail to identify and properly evaluate environmental conditions and applicable environmental regulations prior to the acquisition of a site, we could incur unanticipated liabilities, as well as expenses and delays in its development, including costs for remediation of historical contamination. If our activities are not conducted in compliance with environmental laws or cause environmental damage, we may be liable for fines and penalties, natural resource damages and restoration costs. We may also become liable to buyers or other occupants of our homes for injuries or property damage resulting from environmental conditions. We expect that increasingly stringent requirements will be imposed on homebuilders in the future. In addition, the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, such as changes in policies, rules and regulations and their interpretation and application.

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
     Increase in taxes or government fees could increase our costs, and adverse changes in tax laws could reduce customer demand for our homes.
     Increases in real estate taxes and other local government fees, such as fees imposed on developers to fund schools, open space, road improvements and/or provide low and moderate income housing, could increase our costs and have an adverse effect on our operations. In addition, increases in local real estate taxes could adversely affect our potential customers who may consider those costs in determining whether to make a new home purchase and decide, as a result, not to purchase one of our homes. In addition, any changes in the income tax laws that would reduce or eliminate tax deductions or incentives to homeowners, such as changes limiting the deductibility of interest on home mortgages, could make housing less affordable or otherwise reduce the demand for housing, which in turn could reduce our sales and hurt our operating results.
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
     In addition, the costs of insuring against construction defect, product liability and warranty claims are high, and the amount and scope of coverage offered by insurance companies is currently limited. For example, claims related to the growth of mold are currently excluded from our policy coverage. This coverage may become more restrictive and/or increasingly costly. In addition, our lenders and sureties require that we maintain certain specified levels of insurance. The unavailability of insurance for such claims would have an adverse effect on our business.

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
     Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power or acts of terrorism may cause disruption to the U.S. economy, or the local economy of Washington, D.C., cause shortages of building materials, increase costs associated with obtaining building materials, result in building code changes that could increase costs of construction and insurance coverage, affect job growth and consumer confidence, or cause economic changes that we cannot anticipate, all of which could reduce demand for our homes and adversely impact our revenues and earnings.
An adverse change in economic conditions could further reduce the demand for homes and, as a result, could reduce our earnings and adversely affect our financial condition.
     Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations and where prospective purchasers of our homes live, can have a negative impact on our business. Adverse changes in employment levels, job growth, consumer confidence, interest rates and population growth, or an oversupply of homes for sale may further reduce demand, depress prices for our homes and cause homebuyers to cancel their agreements to purchase our homes. This, in turn could reduce our earnings and adversely affect our financial condition.
The continuation of the slowdown in our business could adversely affect our financial condition.
     Beginning in the fourth quarter of fiscal 2005, continuing throughout fiscal 2006 and 2007 and into the first quarter of fiscal 2008, we experienced a slowdown in our business. We believe this slowdown is attributable to a decline in consumer confidence, an overall softening of demand for new homes, an oversupply of homes available for sale, the inability of some of our homebuyers to sell their current home, and the direct and indirect impact of the turmoil in the mortgage loan market. If these conditions continue over an extended period of time, or worsen, they could adversely affect our financial condition.
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
     If the market value of our land and homes drop, our profits will likely decrease.
     The market value of our land and housing inventories depends on market conditions. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. If housing demand decreases below what we anticipated when we acquired our inventory, we may not be able to make profits similar to what we have made in the past, may experience less than anticipated profits and/or may not be able to recover our costs when we sell and build homes. Due to the significant decline in our business since September 2005, we have recognized significant write-downs of our inventory in fiscal 2006 and fiscal 2007. If these adverse market conditions continue or worsen, we may have to write-down our inventories further, and/or may have to sell land or homes at a loss.

Future increases in interest rates, reductions in mortgage availability or increases in the effective costs of owning a home could prevent potential customers from buying our homes and adversely affect our business or our financial results.
     Most of our customers finance their home purchases through our mortgage bank. Interest rates have been at historical lows for several years. Many homebuyers have also chosen adjustable rate, interest only or mortgages that involve initial lower monthly payments. As a result, new homes have been more affordable. Increases in interest rates or decreases in availability of mortgage financing, however, could reduce the market for new homes. Potential homebuyers may be less willing or able to pay the increased monthly costs or to obtain mortgage financing that exposes them to interest rate changes. Lenders may further increase the qualifications needed for mortgages or adjust their terms to address any increased credit risk as a result of current and future changes in lending practices arising from certain mortgage companies subprime financing practices. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their current homes to potential buyers who need financing. These factors could adversely affect the sales or pricing of our homes and could also reduce the volume or margins in our financial services business. Our financial services business could be impacted to the extent we are unable to match interest rates and amounts on loans we have committed to originate through the various hedging strategies we employ.
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
     As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business. We record warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built. We have, and require the majority of our subcontractors to have, general liability, property, errors and omissions, workers compensation and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles, and other coverage limits. Through our captive insurance arrangements we reserve for costs to cover our self-insured and deductible amounts under these policies and for any costs of claims and lawsuits, based on an analysis of our historical claims, which includes an estimate of claims incurred but not yet reported. Because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements and our reserves will be adequate to address all our warranty and construction defect claims in the future. Contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of general liability insurance for construction defects are currently limited and costly. We have responded to the recent increases in insurance costs and coverage limitations by increasing our self-insured retentions and claim reserves. There can be no assurance that coverage will not be further restricted and become more costly.
     Our cash flows and results of operations could be adversely affected if legal claims are brought against us and are not resolved in our favor.
     Claims have been brought against us in various legal proceedings that have not had, and are not expected to have, a material adverse effect on our business or financial condition. Should claims be filed in the future, it is possible that our cash flows and results of operations could be affected, from time to time, by the negative outcome of one or more such matters.
     Changes in accounting principles, interpretations and practices may affect our reported revenues, earnings and results of operations.
     Generally accepted accounting principles and their accompanying pronouncements, implementation guidelines, interpretations and practices for certain aspects of our business are complex and may involve subjective judgments, such as revenue recognition, inventory valuations and income taxes. Changes in interpretations could significantly affect our reported revenues, earnings and operating results and could add significant volatility to those measures without a comparable underlying change in cash flows from operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     This Item is not applicable.

ITEM 2. PROPERTIES
     Properties
     We lease approximately 29,000 square feet of office space in Reston, Virginia for our corporate offices. The lease expires on January 31, 2016. We lease approximately 3,700 square feet of office space in Bethesda, Maryland and approximately 5,500 square feet of office space in Fairfax, Virginia that are both used by Heritage Mortgage. The Bethesda lease expires on August 31, 2009 and the Fairfax lease expires on June 30, 2010. In addition, our Virginia design studio leases approximately 6,000 square feet located within an approximately 23,300 square foot facility in Chantilly, Virginia, which is subleased from our affiliate, Heritage Contracting, LLC. The sublease expires on May 31, 2011. See “Related Party Transactions — Heritage Contracting, LLC.” First Excel subleases approximately 140 square feet of office space from Excel Title on a month-to-month basis.
ITEM 3. LEGAL PROCEEDINGS
     The Company and its subsidiaries are involved in litigation arising from the normal course of business. In the opinion of management, and based on advice of legal counsel, this litigation is not expected to have any material adverse effect on the financial position or results of operations of the Company. Although we are unable to determine the ultimate outcome of these legal actions with certainty, the Company has recorded a $1.2 million liability for legal contingencies that have probable unfavorable outcomes and can be reasonably estimated at December 31, 2007.
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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands
Statement of Operations Data:
Homebuilding Revenue (1)	$161,917	$238,373	$255,707	$158,864	$146,873
Cost of sales (2)	159,450	189,730	178,583	118,012	112,167

Gross margin — homebuilding	2,467	48,643	77,124	40,852	34,706
Financial and management services revenue	8,126	11,910	15,553	9,626	9,213
Selling, general and administrative expense	(31,886)	(43,066)	(46,953)	(29,703)	(24,857)
Minority interest	(248)	(767)	(1,113)	(579)	(709)
Other, net	324	1,876	1,622	888	(50)

Net income (loss) (3)	$(21,217)	$18,596	$46,233	$21,084	$18,303

Other Financial Data:
Gross-margin homebuilding margin(4)	1.5%	20.4%	30.2%	25.7%	23.6%
Depreciation and amortization	$612	$586	$379	$275	$203
Ratio of earnings to fixed charges (5)	—	1.5x	4.0x	4.8x	9.2x
Operating Data:
Net new home orders	233	251	317	335	306
Homes delivered (6)	279	352	352	302	282
Average sales price of homes closed (6)	$575	$622	$712	$525	$521
Backlog at end of period, homes (7)	39	85	186	221	188
Backlog at end of period, contract value (7)	$24,490	$52,390	$122,933	$148,819	$97,293

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance Sheet Data:
Cash	$4,665	$2,846	$44,331	$2,044	$1,876
Inventory	$263,009	$281,966	$228,873	$178,026	$94,059
Total assets	$280,193	$300,096	$294,220	$195,428	$105,460
Total debt	$214,720	$205,500	$191,974	$127,100	$57,519
Members’ capital and stockholders’ deficit	$45,533	$71,124	$65,348	$46,183	$36,274

(1)	Homebuilding Revenue includes land sales of $19.3 million, $5.1 million and $0.2 million in land sales 2006, 2005 and 2004, respectively. There were no land sales in 2007 or 2003. Homebuilding Revenue also includes $1.4 million of custom home servicing fees in 2007.

(2)	Cost of Sales includes cost of land sales of $16.0 million, $3.9 million and $0.2 million million in 2006, 2005 and 2004, respectively, and includes a $33.0 million and $9.2 impairment charge in 2007 and 2006, respectively. There were no land sales in 2007 and 2003. Cost of sales also includes $1.0 million of cost of sales for Custom Homes in 2007.

(3)	Because we are structured as a limited liability company, income tax obligations are paid by our members and are not borne by us. Therefore, our net income is higher than it would be if we were structured as a C corporation. Historically we have made distributions to our stockholders and members in amounts necessary for them to pay income taxes on their share of the net income. After June 30, 2005, our subsidiary, Stanley Martin Companies, Inc., became a C corporation and, therefore, subject to federal and state income taxes. On January 1, 2007 Stanley Martin Companies, Inc. was converted to a Maryland limited liability company and thus is no longer a taxable entity.

(4)	Gross-margin homebuilding is calculated by dividing homebuilding gross margin by homebuilding revenue. The 2007 and 2006 gross homebuilding margins are inclusive of impairment charges of $33.0 million and $9.2 million, respectively, related to our real estate inventory and contract land deposits. There were no impairments in the prior three (3) years. The gross homebuilding margin before impairment for 2007 and 2006 is 21.9% and 24.9%, respectively.

(5)	In calculating the ratio of earnings to fixed charges, earnings consisted of (a) pre-tax income from operations before adjustment for minority interests in consolidated subsidiaries or income or loss from equity investees, plus (b) fixed charges, plus (c) amortization of capitalized interest, plus (d) distributed income from equity investees, minus (e) capitalized interest. Fixed charges are comprised of (a) interest incurred, both expensed and capitalized, (b) debt issue cost amortization in the period and (c) the portion of rental expense representative of the interest factor. In 2007, the Company had a Deficiency of Earnings to Fixed Charges of $33,891,586. (See Exhibit 12)

(6)	A home is included in “homes closed” when units are completed and title is transferred to the buyer at settlement.

(7)	Backlog consists of homes under contract but not yet closed at the end of the period. There can be no assurance that homes counted as backlog will close at their contracted price or at all.

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
     On September 22, 2006, Neighborhood Holdings, our parent, contributed its investment in Wildewood Residential, LLC (Residential), previously a wholly-owned subsidiary of Neighborhood Holdings, to our subsidiary, Capital (See Part I, ITEM 1. Business Reorganization for a brief summary of the various companies). Prior to the contribution, Capital had an agreement with Residential to purchase lots over the course of a ten-year period suitable for single family homes in St. Mary’s County, Maryland. Upon the contribution of the membership interests in Residential to Capital, the purchase agreement was terminated. Residential will continue to develop single family homes on the property it owns. Residential was made a guarantor of the line of credit and is a guarantor of the Senior Subordinated Notes.
     In preparation for and prior to the contribution, Residential sold several undeveloped parcels of land intended for multi-family development to an entity owned by Martin K. Alloy and Steven B. Alloy (the Control Group) for $1.5 million and to third parties for $17.7 million. While the transactions occurred prior to the contribution of Residential to the Company, the Company is required by U.S. generally accepted accounting principles to include these transactions within the financial statements. In total, the Company realized a profit of $3.3 million on these land sales in 2006.
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
     We generate our revenues from homebuilding operations and, to a lesser extent, from our title insurance and mortgage origination businesses. We operate in various neighborhoods throughout Virginia, consisting of the City of Alexandria, Arlington, Fairfax, Loudoun, and Prince William Counties and Charles and St. Mary’s County, Maryland. Our homebuilding activities in Montgomery County, Maryland ended in 2005.

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
     Economic Environment
     Beginning in the fourth quarter of 2005 and continuing through 2006 and 2007, we experienced a slowdown in new contracts signed. We believe this is attributable to a decline in consumer confidence, an overall softening of demand for new homes, and an oversupply of homes available for sale. We attribute the reduction in demand to concerns on the part of prospective home buyers about the direction of home prices, due in part to many builders advertising price reductions and increased sales incentives, the ability of home buyers to obtain financing and concerns about being able to sell their existing homes. In addition, we believe speculators and investors are no longer helping to fuel demand. In addition, based on the high cancellation rates reported by us and other builders, non-speculative buyer cancellations are also adding to the supply of homes in the marketplace. Of the sales agreements that we executed with homebuyers during 2007, 2006 and 2005, approximately 9%, 14% and 8% were cancelled, respectively. When we report contracts signed, the number and value of contracts signed are reported net of any cancellations occurring during the reporting period, whether signed in that reporting period or in a prior period. Only outstanding agreements of sale that have been signed by both the home buyer and us as of the end of the period on which we are reporting are included in the backlog.
     Despite this slowdown, we remain cautiously optimistic about the future of our business. Our long-term industry fundamentals remain strong due to the continuing regulation-induced constraints on lot supplies and the growing number of affluent households. We continue to believe that the excess supply of available homes is a short-term phenomenon and that the market environment of tight supply and growing demand will eventually return.
     We believe geographic and product diversification, access to low-cost capital, and improving demographics have in the past and will in the future promote demand for those builders who can control land and persevere through the increasingly difficult regulatory approval process. We believe that as the approval process continues to become more difficult, and as the political pressure from no-growth proponents continues to increase, our expertise in taking land through the approval process and our already approved land positions will allow us to compete effectively in the years to come.
     Because of the length of time that it takes to obtain the necessary approvals on a property, complete the land improvements on it, and deliver a home after a home buyer signs an agreement of sale, we are subject to many risks. We attempt to reduce certain risks by generally commencing construction of a detached home after executing an agreement of sale and receiving a substantial down payment from a buyer; and using subcontractors to perform home construction and land development work on a fixed-price basis. In response to current market conditions, we reevaluated and renegotiated many of our optioned land positions. We have increased our land position at 2007 with 2,991 lots controlled for homebuilding, an increase of 12.6% from 2,656 lots at the end of 2006, primarily due to the approval of a revised plan of a future property creating 599 additional lots. The revised plan includes 598 multi-family units and 1 commercial use lot. The Company does not generally develop multi-family or commercial use lots and may sell those lots to a third party developer. We believe that our land portfolio is located in desirable, high job growth areas of the Washington, D.C. metropolitan market. In 2006, we recognized $2.6 million of write-downs attributable to land under option related to future communities. In addition, due to the slowdown of home sales, we took impairment charges of approximately $33.0 million and $6.6 million in 2007 and 2006, respectively, on several communities in which we were actively selling.

     Total revenues in 2007 were $170.0 million, down 32.1% from $250.3 million in 2006. Homebuilding revenues in 2007 (including custom home services fees) were $161.9 million, down 26.1% from $219.1 million in 2006. Net income (loss) was ($21.2) million in 2007, down from $18.6 million in 2006. New contracts signed in 2007 amounted to $132.3 million, down 11.2% from $149.0 million in 2006. Backlog at December 31, 2007 was $24.5 million, off 53.2% from $52.4 million a year earlier.
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
     Revenue Recognition
     Homebuilding Revenues. The company builds single family and townhome residences, which generally are produced on a pre-sold basis for the ultimate customers. Revenues are recognized at the time units are completed and title passes to the customer at settlement.
     Custom Homes Services Fees. The Company provides custom home construction services for individuals that are not home buying customers of the Company. The Company accounts for these services using the percentage-of-completion cost-to-cost method.
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
     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by that asset or by the sales of comparable assets. Undiscounted cash flow projections are generated at a community level based on the estimated sales price reduced by the sum of the estimated direct, overhead, and finance costs capitalized as inventory costs and the direct selling expenses. Important factors involved in this estimation process include estimated sales prices, dates of disposition, and interest rates. The Company’s determination of fair value is primarily based on discounting the estimated cash flow streams. The assumptions used in generating undiscounted cash flows and fair value are based on current market conditions and management’s judgment with respect to general economic conditions.
     We evaluate our deposits related to fixed price lot acquisition contracts based on the provisions of Financial Accounting Standards Board Interpretation No. 46, revised, Consolidation of Variable Interest Entitites, or FIN 46R, the provisions of which were effective for us on January 1, 2004. FIN 46R requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate that entity. The primary beneficiary of a VIE is the party that absorbs a majority of the VIE’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets, exclusive of variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of variable interests. We have no lot acquisition contracts that require consolidation of the related VIE as of December 31, 2007.
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

     Legal Proceedings
     The Company and its subsidiaries are involved in litigation arising from the normal course of business. In the opinion of management, and based on advice of legal counsel, this litigation is not expected to have any material adverse effect on the financial position or results of operations of the Company. Although we are unable to determine the ultimate outcome of these legal actions with certainty, the Company has recorded a $1.2 million liability for legal contingencies that have probable unfavorable outcomes and can be reasonably estimated at December 31, 2007.
     Derivative Financial Instruments
     We account for our derivatives and hedging activities in accordance with SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. As of December 31, 2007, we had two interest rate swap agreements and one swap agreement which is an interest rate collar, which are considered derivative instruments. We entered into these derivative instruments to economically hedge our exposure to changes in interest rates. We do not enter into derivative instruments for speculative purposes. We have not designated the interest rate swaps as cash flow hedges for financial reporting purposes. Amounts paid or received under these agreements and changes in the fair values of the instruments are recognized as gain (loss) on derivative contracts, net in the consolidated and combined statements of operations. The fair value of the swaps are reflected in the consolidated and combined balance sheets as a component of other assets or other liabilities.

Results of Operations
Selected Homebuilding Operating Data
     The following table sets forth certain information regarding closings, new orders and backlog for the years ended December 31, 2007, 2006, and 2005:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Homes Delivered:
Single-family	172	300	294
Townhome	107	52	58

	279	352	352

Average Sales Price of Homes Delivered:
Single-family	$607	$665	$729
Townhome	$525	$378	$626
Average sales price of homes closed	$575	$622	$712

Revenue from Homes Delivered:
Single-family	$104,335	$199,434	$214,266
Townhome	56,150	19,656	36,296

	$160,485	$219,090	$250,562

Revenue from Land Sales:	$—	$19,283	$5,145

Custom Homes Services Fees:	$1,432	$—	$—

New Orders (homes):
Single-family	150	189	298
Townhome	83	62	19

	233	251	317

Average Sales Price of New Orders:
Single-family	$602	$628	$708
Townhome	$507	$490	$302
Average sales price of all new orders	$568	$594	$684

Value of New Orders:
Single-Family	$90,259	$118,616	$211,183
Townhome	42,079	30,392	5,738

Total	$132,338	$149,008	$216,921

Backlog at End of Period (homes):
Single-family	35	57	168
Townhome	4	28	18

Total	39	85	186

Average Sales Price Backlog Value at End of Period
Single-family	$641	$636	$702
Townhome	$514	$576	$282
Average sales price backlog value for all homes in backlog	$628	$616	$661

Backlog Sales Value at End of Period:
Single-family	$22,435	$36,263	$117,857
Townhome	2,055	16,127	5,076

Total	$24,490	$52,390	$122,933

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
     Revenue. Total revenues were $170.0 million in 2007, a decrease of $80.3 million or 32.1% from the prior year of $250.3 million. Homebuilding revenues were $160.5 million in 2007, a decrease of $58.6 million or 26.7% from $219.1 million in 2006. The decrease in homebuilding revenue was the result of a 20.7% decrease in the number of units delivered and a 7.6% decrease in the average sales price. The number of homes delivered was 279, a decrease of 73 from the prior year of 352. The average sales price declined to $575,000 in 2007 from $622,000 the prior year. The decrease in the average sales price was due to a housing supply exceeding demand, changes in product mix, location and general market price declines.
     During 2007, we delivered 107 townhomes with an average sales price of $525,000 compared to 52 townhomes in 2006 with an average sales price of $378,000. Townhomes represented 38.4% of homes delivered in 2007 while the aggregate sales price was 35.0% of 2007 homebuilding revenue. We delivered 172 single family homes in 2007 with an average sales price of $607,000 compared to 300 single family homes in 2006 with an average sales price of $665,000. Single family homes represented 61.6% of homes delivered in 2007. The number of townhomes delivered increased 105.8% year over year while the number of single family homes delivered declined 42.7% from 2006 to 2007. The average sales price of townhomes delivered increased $147,000 or 38.9% from 2006 to 2007, due to a change in product mix and location, while the average sales price of single family homes delivered declined $58,000 or 8.7% year over year.
     There were no land sales in 2007, compared to $19.3 million a year earlier. The 2006 land sales are a direct result of the Neighborhood Holdings contribution of its ownership in Residential to Capital. The Company does not anticipate significant land sales in the future. All land sales between Residential and Capital have been eliminated for all periods presented.
     In 2007, the Company became involved in the construction of custom homes for individuals that are not home buying customers of the Company. Total custom home services fees for 2007 were $1.4 million.
     We include the revenues of our mortgage services and title insurance services subsidiaries in financial services revenues. Financial services revenues were $7.2 million in 2007, down $4.6 million or 39.0% from $11.8 million in 2006. Financial services revenues contributed 4.2% of 2007 total revenues, down from 4.8% a year earlier. The decrease in revenues year to year was primarily driven by a 27.7% decrease in the number of loans originated from 2006 to 2007 and a 2.8% decrease in the average loan size on which origination fees are based.
     During 2007, Heritage Mortgage was responsible for handling the financing needs of 86.4% of our homebuying customers. During 2007, First Excel was responsible for underwriting the title insurance for approximately 95.0% of our Virginia homebuying customers.
     Management services revenues were approximately $939,000 and $110,000 for the periods ended December 31, 2007 and 2006, respectively. In 2007 and 2006, the Company charged Neighborhood Holdings, LLC (its parent) and Heritage Contracting management and accounting fees of $450,000 and $120,000 and $0 and $110,000, respectively. In addition, the Company received a one time fee for services on the sale of a related party’s property of $368,000 in 2007.
     New Orders and Backlog. New orders declined 7.2% to 233 in 2007 from 251 a year earlier. The aggregate value of new orders declined $16.7 million or 11.2% to $132.3 million from $149.0 million in 2006. The average sales price in 2007 was $568,000 comprised of 83 townhomes with an average sales price of $507,000 and 150 single family homes with an average sales price of $602,000. The average sales price in 2006 was $594,000 comprised of 62 townhomes with an average sales price of $490,000 and 189 single family homes with an average sales price of $628,000. The total average sales price for new orders declined nearly $26,000 or 4.4% from 2006 to 2007. Single family average sales prices declined 4.1% year over year while townhome average sales prices increased 3.5%. The increase in the average selling price of townhomes year to year is directly attributable to community location. At December 31, 2007, our backlog was 39 homes with an aggregate value of $24.5 million, down from a backlog of 85 homes with an aggregate value of $52.4 million a year earlier. The average sales price per home in backlog was $628,000 and $616,000 at year end 2007 and 2006, respectively, up $12,000 or 1.9%. The number of homes in backlog declined in 2007 due to a slowdown in the pace of new orders as supply exceeded demand.
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

     Gross Margin-Homebuilding. The gross margin-homebuilding including custom homes services fees and excluding land sales was 1.5% in 2007, down from 20.7% in 2006. The decrease in the gross homebuilding margin was primarily due to sales price decreases generated by the current market and $33.0 million of impairment charges in 2007 which were partially offset by cost reductions received from material and labor vendors and the impact of decreased cycle times. As a result of current market conditions, the Company incurred $33.0 million of impairment charges in 2007. The charges included $32.9 million on active and inactive neighborhoods and the write-off of $0.1 million pre-acquisition costs incurred as part of discontinued projects. There were $9.2 million in impairment charges in 2006. The gross homebuilding margin in 2007 and 2006 before impairment was 21.9% and 24.9%, respectively.
     Selling and Marketing. Selling and marketing expenses were $11.9 million in 2007, a decline of $3.1 million or 20.7% from $15.0 million in 2006. Selling and marketing expenses as a percent of total revenues increased from 6.8% in 2006 to 7.0% in 2007.
     General and Administrative. Total general and administrative expenses decreased $8.0 million or 28.6% in 2007 to $20.0 million from $28.0 million a year ago. General and administrative expenses as a percentage of total revenues increased to 11.7% in 2007 from 11.2% in the prior year. General and administrative expenses related to homebuilding operations was $13.4 million in 2007, down 28.7% from $18.8 million a year earlier. Homebuilding general and administrative expenses in 2007 were 8.2% of homebuilding revenue, down from 8.6% the prior year. The reduction in homebuilding general and administrative expenses year over year was primarily due to a reduction in headcount translating into lower employee compensation expense offset by legal accruals. Financial services general and administrative expenses was $6.6 million in 2007 down 27.5% from $9.1 million a year earlier. The decrease was due to lower commissions as a result of decreased business levels.
     Gain (loss) on derivative contracts. Our homebuilding segment utilizes interest rate swap and collar agreements to economically hedge our risk related to interest rate fluctuations related to our variable rate line of credit. During 2007, our homebuilding segment had two interest rate swap agreements and a collar agreement outstanding with an aggregate notional amount of $50 million under which we make fixed interest rate payments and receive variable interest payments. Our homebuilding segment recognized a loss on derivative contracts, net of approximately $1.4 million for 2007. During 2006, we had three interest rate swap agreements outstanding with an aggregate notional amount of $50 million. For 2006, our homebuilding segment recognized a gain on derivative contracts of approximately $391,000.
     Other Income, net. Our homebuilding segment recognized other income, net in 2007 of $0.7 million. Other income, net for 2007 primarily represents forfeited purchaser deposits and interest earned on cash balances offset by fees from unused line of credit and letters of credits. Other income, net for 2006 of $1.5 million primarily represents forfeited purchaser deposits and interest earned on cash balances offset by fees from unused line of credit and letters of credits.
     Minority interest. Minority interest expense represents the minority owner’s 25% interest in Heritage Mortgage and the minority owner’s 49% interest in First Excel Title. Minority interest was $0.2 million for 2007 and $0.8 million for 2006.
     Net Income(loss). Net income (loss) declined $39.8 million to ($21.2) million in 2007 from $18.6 million in 2006. Our homebuilding segment experienced a decrease in net income from $16.8 million in 2006 to ($21.5) million in 2007. This decrease was primarily the result of the decreased homebuilding sales revenue and $33.0 million of impairment charges in 2007. Financial services net income declined $1.5 million to $0.3 million in 2007 compared to $1.8 million for 2006. The decrease reflects the general business decline in both our mortgage and title businesses.
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
     During 2006, Heritage Mortgage was responsible for handling the financing needs of approximately 79.5% of our homebuying customers, which accounted for approximately 24.7% of Heritage Mortgage’s total business. During 2006, First Excel Title was responsible for underwriting the title insurance for approximately 88.8% of our Virginia homebuying customers.
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
     We believe the slowdown is attributable to a decline in consumer confidence, an overall softening of demand for new homes and an oversupply of homes available for sale. We attribute the reduction in demand to concerns on the part of prospective home buyers about the direction of home prices, due in part to many homebuilders advertising price reductions and increased sales incentives, and concerns by the prospective home buyer about being able to sell their existing homes. In addition, we believe speculators and investors are no longer helping to fuel demand. We have been impacted by an overall increase in the supply of homes available for sale in our markets. In addition, based on the higher cancellation rates reported by other builders, non-speculative buyer cancellations are also adding to the supply of homes in the marketplace.
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
     Selling and Marketing. Selling and marketing expenses were $15.0 million in 2006, a decline of $0.6 million or 3.8% from $15.6 million in 2005. Selling and marketing expenses as a percent of total revenues increased from 6.2% in 2005 to 6.8% in 2006.
     General and Administrative. Total general and administrative expenses decreased $3.3 million or 10.5% in 2006 to $28.0 million from $31.3 million in 2005. General and administrative expenses as a percentage of total revenues decreased to 11.2% in 2006 from 11.5% in the prior year. General and administrative expenses related to homebuilding operations was $18.8 million in 2006, down 3.1% from $19.4 million a year earlier. Homebuilding general and administrative expenses in 2006 was 8.6% of homebuilding revenue, up from 7.7% the prior year. The reduction in homebuilding general and administrative expenses year over year was primarily due to a reduction in headcount translating into lower employee compensation expense. Financial services general and administrative expenses was $9.1 million in 2006 down 23.5% from $11.9 million a year earlier. The decrease was due to lower commissions as a result of decreased business levels.
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
     Minority interest. Minority interest expense represents our minority owner’s 25% interest in Heritage Mortgage and our minority owner’s 49% interest in FET. Minority interest was $0.8 million for 2006 and $1.1 million for 2005.
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
     For the year ended December 31, 2007, our cash flow activities were as follows:
     Cash Flows from Operating Activities. Net cash used in operating activities was $3.7 million in 2007, down significantly from net cash used by operating activities of $37.8 million a year earlier. The decrease in net cash used in operating activities was the result of a substantial decline in cash used for land purchases and construction activities. The increase in real estate inventory was $15.5 million in 2007 compared to $63.0 million in 2006.
     Cash Flows from Investing Activities. Net cash used in investing activities represents the purchase of property and equipment of approximately $0.1 million in 2007 and approximately $0.9 million in 2006.
     Cash Flows from Financing Activities. Cash provided by financing activities was $5.7 million in 2007, a significant change from cash used in financing activities of $2.8 million a year earlier. In 2007, we borrowed $16.3 million and repaid loans in the amount of $2.8 million. Distributions to members and minority partners decreased $8.9 million from $13.6 million in 2006 to $4.7 million in 2007. The Company also made a $3.6 million tax distribution to the member in January 2008.
      For the year ended December 31, 2006, our cash flow activities were as follows:
      Cash Flows from Operating Activities. Net cash used in operating activities was $37.8 million in 2006, down significantly from net cash provided by operating activities of $39.0 million a year earlier. The decrease in net cash provided by operating activities was the result of significantly lower levels of homebuilding revenue and net income in 2006 compared to 2005 and a substantial difference in cash used for land purchases and construction activities. The increase in real estate inventory was $21.3 million in 2005 compared to $63.0 million in 2006.
      Cash Flows from Investing Activities. Net cash used in investing activities represents the purchase of property and equipment of approximately $1.3 million in 2005 and approximately $859,000 in 2006.
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
     Capital Resources
     Our financing needs depend on sales volume, asset turnover, land acquisition and development inventory balances. We have incurred substantial indebtedness and may incur substantial indebtedness in the future to fund the growth of our homebuilding activities. During 2007, we purchased approximately $11.2 million of land using available cash generated from operations and borrowing under our $127.5 million senior secured facility.

     On October 12, 2007, our senior secured credit facility was amended to, among other things, extend the maturity date of the facility by one year from December 1, 2009 until December 1, 2010. The senior secured credit facility provides financing of up to $127.5 million, consisting of a revolving credit facility and includes borrowing capacity available to our subsidiary Neighborhoods Capital, LLC and certain of its subsidiaries, for letters of credit. The reduction in the amount of financing available from $150.0 to $127.5 million was a result of the reduction in the number of syndicated banks participating in the facility. The facility was also amended to reinstitute an “accordion” feature which allows for, at the Company’s option, (i) the addition of syndicated banks and (ii) an increase in future financing under the facility to $150.0 million. The facility was also amended to reflect changes to the calculation of the borrowing base, including the amount of time during which land under development and finished lots may be included in the calculation of the borrowing base. An additional $7.7 million was added to the borrowing base as a result of the October 12, 2007 loan amendment.
     We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds and our senior secured credit facility. The senior secured credit facility is a three-year facility that matures on December 1, 2010 and can be extended one year every December 1 subject to the lender’s approval. As of December 31, 2007, we had $69.0 outstanding on our senior secured credit facility and had issued letters of credit totaling $3.0 million. Our borrowing capacity under the senior secured credit facility is dependent on borrowing base calculations stipulated by the facility agreement. At December 31, 2007, these calculations allowed for available borrowings of $93.5 million on the line of credit of which the Company has borrowed $69.0 million. As more properties owned by the Company are added to the borrowing base, the available borrowings will increase. Borrowings under the senior secured credit facility are secured by land and construction work-in-progress and carry a floating interest rate of one month LIBOR plus a margin that ranges from 175 to 225 basis points. The margin was 175 basis points and the interest rate was 6.73% as of December 31, 2007.
     At December 31, 2007, the Company is in compliance with its debt covenants.
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
     Subsequent to the 2007 year end, the Company purchased an additional $7.4 million (face value) of the senior subordinated notes for $3.7 million. The transactions resulted in a gain on extinguishment of debt of $3.5 million after the write-off of related deferred financing costs. Subsequent to the 2007 year end, Neighborhood Holdings purchased $16.5 million (face value) of senior subordinated notes in four individually negotiated transactions for $8.1 million. Neighborhood Holdings is holding the senior subordinated notes for investment income.
     Neighborhood Holdings, LLC, our parent, has substantial obligations to make payments on its outstanding Class A membership interests. Neighborhood Holdings is obligated to pay approximately $350,000 a month to the holders of Class A membership interests. As of March 26, 2008, Class A membership interests will be redeemed in installments each June 30, 2008 to 2011 as follows, $1.0 million, $12.8 million, $12.4 million and $11.2 million, respectively. Neighborhood Holdings has a right to request the holders of Class A membership interests to roll forward for a three year period the obligations due on each of those dates in addition, from time to time, Neighborhood Holdings makes distribution payments on its Class B membership interests, a portion of which may be used to fund the tax obligations of the beneficial holders thereof, Martin K. Alloy and Steven B. Alloy, which are attributable to our income by virtue of our being a “pass-through” entity for income tax purposes. Neighborhood Holdings relies on distributions from its subsidiaries, including the Company, to fund these payments. For 2007 and 2006, these distributions to Neighborhood Holdings equaled $8.0 million, which includes a tax distribution of $3.6 million made in January 2008, and $12.8 million, respectively.
     The Trust Indenture related to the senior subordinated notes issued August 2005 permits the payment of distributions including but not limited to the following: a) a permitted tax dividend to permit the direct and indirect beneficial owners of the equity interests to pay taxes on the net income generated by Stanley-Martin Communities, LLC, a pass-thru entity; b) up to $4.0 million each calendar year to allow Neighborhood Holdings to make required monthly payments to the Neighborhood Holdings Series A Investors; c) up to $500,000 each calendar year to allow Neighborhood Holdings to pay corporate overhead expenses incurred in the ordinary course of business; and d) an aggregate $5.0 million of additional ‘Restricted Payments’ (as defined therein) from August 10, 2005. In addition, the Trust Indenture provides for additional distributions of fifty percent (50%) of consolidated net income for the period only to the extent certain ratios are maintained (the ‘Ratio Exception’ as defined in the Trust Indenture).

     Set forth hereinafter is a summary of the distributions made by the Company to Neighborhood Holdings in 2007, 2006 and 2005.

	2007	2006	2005
	($ in thousands)
Net income (loss)	$(21,217)	$18,596	$46,233

Permitted Tax Distributions (1)	$3,571	$7,334	$18,234
Class A Interests (2)	3,924	4,000	3,320
Neighborhood Holdings Overhead (2)	450	379	69
50% Net Income (3)	—	1,107	5,227
$5.0 million basket	—	—	—

Total distributions	$7,945	$12,820	$26,850

(1)	Blended tax rate, the $3,571 permitted Tax Distribution for 2007 was paid in January 2008.

(2)	Limited to amount actually paid

(3)	Limited by Ratio Exception
     We believe that our available financing is adequate to support our operations and planned land acquisitions through 2009.
Contractual Obligations
     Included in the table below is a summary of future amounts payable as of December 31, 2007 under contractual obligations:

	Total	<1 Year	1-3 Years	4-5 Years	5+ Years
	(dollars in thousands)
Senior Subordinated Notes (1) (4) (5)	$145,720	$—	$—	$—	$145,720
Senior secured credit facility (2)	69,000	—	69,000	—	—
Operating leases (3)	8,124	1,180	2,176	1,807	2,961

Total	$222,844	$1,180	$71,176	$1,807	$148,681

(1)	On August 10, 2005 we issued ten year $150.0 million senior subordinated notes which will mature August 10, 2015. We cannot redeem the notes before August 15, 2010 subject to certain exceptions. The notes bear interest at 9.75% which is paid twice a year each February 15 and August 15. The above amounts do not include interest.

(2)	Borrowings under the senior secured credit facility carry a floating interest rate equal to one month LIBOR plus a margin based on our senior debt ratio. The margin ranges from 175 to 225 basis points and was 175 basis points at December 31, 2007. We have fixed the rate on $50.0 million of floating debt by virtue of three separate swap agreements. See “Quantitative and Qualitative disclosures about Market Risk.” The above amounts do not include interest.

(3)	Represents rent payments on noncancellable leases for office space in Virginia and Maryland with various lease expiration dates through 2016.

(4)	Subsequent to year end, the Company repurchased an additional $7.4 million face value, of the Senior Subordinated Notes for $3.7 million. The transaction resulted in a gain on extinguishment of debt of $3.5 million after the write-off of related deferred financing costs.

(5)	Subsequent to the 2007 year end Neighborhood Holdings purchased $16.5 million (face value) of senior subordinated notes in four individually negotiated transactions for $8.1 million. Neighborhood Holdings intends to hold onto the senior subordinated notes for the foreseeable future.
     In addition to the contractual obligations listed above, as of December 31, 2007, we are party to two lot purchase agreements with a related party. On January 10, 2002, Woodlands Neighborhoods, LLC, our indirect subsidiary, entered into two Lot Purchase Agreements, each amended as of February 15, 2005, with Renaissance at Woodlands, LLC (“Woodlands”). Woodlands is a joint venture in which Neighborhood Holdings is an indirect 50% owner and an affiliate of WCI Communities, Inc. (“WCI”) is the other 50% owner. Our remaining obligation under this Lot Purchase Agreement was approximately $10.0 million at December 31, 2007, which takes into account the price escalations embedded within the contract. See ‘Certain Relationships and Related Transactions’.
     We have deposits of $200,000 at December 31, 2007, pertaining to these land purchase agreements. These deposits may be forfeitable, under certain conditions. We are not the primary beneficiary in any of the variable interest entities that hold these land purchase agreements. In December 2007, the Company entered into a land purchase agreement to purchase 10 lots in Herndon, Virginia and closing occurred in the first quarter of 2008. The total amount due under the agreement was approximately $1,400,000.
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
     Letters of Credit and Completion Bonds. We provide standby letters of credit, cash escrows and completion bonds for development work in progress, deposits on land and lot purchase contracts and miscellaneous deposits. As of December 31, 2007, we had outstanding approximately $3.0 million of standby letters of credit, $2.0 million of cash escrows and $27.1 million of completion bonds.
Interest Rates and Inflation
     Our business is significantly affected by the impact of interest rates and the ability of the homebuying customers to obtain financing. Higher interest rates may decrease our potential sales by making it more difficult for homebuyers to qualify for mortgages or to obtain mortgages at interest rates that are acceptable to them. Higher interest rates may adversely affect our revenues, gross homebuilding margins and net income. Higher interest rates also increase our borrowing base costs because, as indicated above, a portion of our bank loans fluctuate with LIBOR lending rates, both upwards and downwards.
     In the past years, we generally had been able to raise prices by amounts at least equal to our cost increases and, accordingly, had not experienced any detrimental effect from inflation. When we develop lots for our own use, inflation may increase our profits because land costs are fixed well in advance of sales efforts. We are generally able to maintain costs with subcontractors from the date construction is started on a home through the delivery date. However, under current market conditions, unanticipated costs may occur between the time of start and the delivery date, resulting in lower gross profit margins.

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
     The fair value of our ten year $145.7 million senior subordinated notes issued August 10, 2005 is $84.5 million as of December 31, 2007.
     As of December 31, 2007 the Company has the following derivative agreements that economically hedge a portion of our exposure to interest rate fluctuation:

Notional Amount	Matures	Company Pays	Company Receives
$12.5 million	December 1, 2009	Fixed-Rate payment of 4.12%	Variable payments at 1-month LIBOR
$12.5 million	October 3, 2011	Variable payment at 1-month LIBOR below 4.65%	Variable payments at 1-month LIBOR above 5.50%
$25.0 million	December 1, 2010	Fixed-Rate payment of 5.01%	Variable payment at 1-month LIBOR
     The fair value of the derivative instruments was ($1.4) million at December 31, 2007.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Member
Stanley-Martin Communities, LLC:
We have audited the accompanying consolidated balance sheets of Stanley-Martin Communities, LLC and subsidiaries (and predecessor Stanley-Martin Communities), (the Company) as of December 31, 2007 and 2006, and the related consolidated and combined statements of operations, members’ capital and stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.
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
In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Stanley-Martin Communities, LLC and subsidiaries (and predecessor Stanley-Martin Communities) as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the financial statements, the Company’s parent contributed its interest in Wildewood Residential, LLC to the Company during 2006. The financial statements of Wildewood Residential, LLC have been consolidated and combined with the financial statements of the Company for all periods presented.
/s/ KPMG LLP
McLean, Virginia
March 28, 2008

STANLEY-MARTIN COMMUNITIES, LLC
Consolidated Balance Sheets

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$4,664,911	$2,845,724
Real estate inventory	263,008,573	281,965,819
Deposits and escrows, net	2,536,533	4,504,954
Property and equipment, net	1,645,065	2,135,396
Due from related parties	86,306	154,851
Accounts receivable	2,388,026	1,725,563
Deferred financing costs, net	4,054,793	4,724,913
Other assets, net	1,808,743	2,038,357

	$280,192,950	$300,095,577

LIABILITIES AND MEMBER’S CAPITAL
Liabilities:
Debt	$214,720,000	$205,500,000
Accounts payable and accrued expenses	5,259,319	6,508,057
Due to related parties	51,816	9,020
Accrued interest payable	5,749,318	5,880,755
Purchaser deposits	1,112,613	2,802,833
Cost to complete and customer service reserves	3,639,239	5,592,766
Other liabilities	3,753,625	2,226,596

Total liabilities	234,285,930	228,520,027
Minority interest	373,615	451,105
Member’s capital	45,533,405	71,124,445

	$280,192,950	$300,095,577

See accompanying notes to consolidated and combined financial statements.

STANLEY-MARTIN COMMUNITIES, LLC
Consolidated and Combined Statements of Operations

	Years Ended December 31,
	2007	2006	2005
Revenues:
Homebuilding sales — homes	$160,485,010	$219,089,702	$250,561,585
Land sales	—	19,283,490	5,145,000
Custom homes services fees	1,432,198	—	—
Financial services	7,187,043	11,800,327	15,451,724
Management services	938,658	109,992	101,728

Total revenues	170,042,909	250,283,511	271,260,037
Operating expenses:
Cost of sales — homes	125,479,561	164,538,117	174,714,166
Cost of land sales	—	15,969,350	3,868,746
Cost of sales — custom homes services	1,009,747	—	—
Impairment of real estate inventory and contract land deposits	32,960,562	9,222,797	—
Selling and marketing expense	11,924,661	15,036,547	15,616,940
General and administrative expenses	19,960,248	28,029,613	31,335,993

Operating income (loss)	(21,291,870)	17,487,087	45,724,192
Gain (loss) on derivative contracts, net	(1,364,911)	391,046	228,844
Gain on extinguishment of debt, net	1,012,596	—	—
Other income, net	675,928	1,485,011	1,393,685

Net income (loss) before minority interest	(20,968,257)	19,363,144	47,346,721
Minority interest	(248,285)	(767,072)	(1,113,253)

Net income (loss)	$(21,216,542)	$18,596,072	$46,233,468

See accompanying notes to consolidated and combined financial statements.

STANLEY-MARTIN COMMUNITIES, LLC
Consolidated and Combined Statements of Members’ Capital and Stockholders’ Deficit

		Additional		Total
	Common	Paid-In		Stockholders’	Members’
	Stock	Capital	Deficit	Deficit	Capital	Total
Balance at January 1, 2005	$237,500	$4,342,940	$(45,791,584)	$(41,211,144)	$87,394,559	$46,183,415
Dividends to stockholders	—	—	(218,510)	(218,510)	—	(218,510)
Distributions to members	—	—	—	—	(6,908,225)	(6,908,225)
Net income (loss) from January 1, 2005 to June 30, 2005	—	—	(5,687,661)	(5,687,661)	27,897,273	22,209,612
Reorganization of ownership interests into Stanley-Martin Communities, LLC on June 30, 2005	(237,500)	(4,342,940)	51,697,755	47,117,315	(47,117,315)	—
Distributions to member	—	—	—	—	(19,941,775)	(19,941,775)
Net income from July 1, 2005 to December 31, 2005	—	—	—	—	24,023,856	24,023,856

Balance at December 31, 2005	—	—	—	—	65,348,373	65,348,373
Net income	—	—	—	—	18,596,072	18,596,072
Distributions to member	—	—	—	—	(12,820,000)	(12,820,000)

Balance at December 31, 2006	—	—	—	—	71,124,445	71,124,445
Net loss	—	—	—	—	(21,216,542)	(21,216,542)
Distributions to member	—	—	—	—	(4,374,498)	(4,374,498)

Balance at December 31, 2007	$—	$—	$—	$—	$45,533,405	$45,533,405

See accompanying notes to consolidated and combined financial statements.

STANLEY-MARTIN COMMUNITIES, LLC
Consolidated and Combined Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(21,216,542)	$18,596,072	$46,233,468
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment of real estate inventory	32,960,562	9,222,797	—
Gain on extinguishment of senior subordinated notes	(1,012,596)	—	—
Depreciation and amortization	611,872	586,438	379,171
Changes in fair value of derivative contracts	1,578,750	16,683	414,588
Minority interest	248,285	767,072	1,113,253
Change in:
Real estate inventory	(15,461,627)	(62,962,079)	(21,341,804)
Accounts receivable and other assets	(653,660)	(964,781)	(668,503)
Due to/from related parties	111,341	(3,055,688)	4,615,824
Deposits and escrows	2,018,421	4,772,131	(1,043,154)
Accounts payable and accrued expenses	(1,248,738)	(279,451)	2,760,446
Purchaser deposits	(1,690,220)	(4,477,513)	(923,539)
Accrued interest payable	(131,437)	(1,382,684)	6,868,322
Other liabilities	169,090	1,348,138	564,814

Total adjustments	17,500,043	(56,408,937)	(7,260,582)

Net cash provided by (used in) operating activities	(3,716,499)	(37,812,865)	38,972,886

Cash flows used in investing activities-Purchases of property and equipment	(121,541)	(859,074)	(1,271,271)

Cash flows from financing activities:
Proceeds from issuance of subordinated senior notes	—	—	150,000,000
Repurchase of senior subordinated notes	(3,142,500)	—	—
Borrowings of loans payable	—	11,508,576	—
Repayments of loans payable	(2,750,000)	(53,482,374)	(12,291,967)
Draws on (repayments of) line of credit, net	16,250,000	52,750,000	(99,689,635)
Financing costs	—	—	(5,516,754)
Distributions to members	(4,374,498)	(12,820,000)	(26,850,000)
Distributions to stockholders	—	—	(218,510)
Distributions to minority partners	(325,775)	(770,406)	(847,000)

Net cash provided by (used in) financing activities	5,657,227	(2,814,204)	4,586,134

Net increase (decrease) in cash and cash equivalents	1,819,187	(41,486,143)	42,287,749
Cash and cash equivalents at beginning of year	2,845,724	44,331,867	2,044,118

Cash and cash equivalents at end of year	$4,664,911	$2,845,724	$44,331,867

Supplemental disclosures of cash flow information:
Cash paid during the year for interest net of capitalized interest of $19,902,207, $19,106,562, and $12,485,232 respectively	$134,250	$179,527	$190,870

Supplemental disclosure of noncash financing activity:
Seller financing in connection with land acquisition	$—	$2,750,000	$26,855,000
Distribution of noncash assets and liabilities of Homebuilding and Homes entities, net of cash distribution of $15,944	$—	$—	$193,066
See accompanying notes to consolidated and combined financial statements.

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(1) Summary of Significant Accounting Policies
(a) Background and Principles of Consolidation and Combination
     The accompanying combined financial statements include the financial statements of Stanley Martin Companies, LLC. and subsidiaries (SMC), Neighborhoods Capital, LLC and subsidiaries (Capital), Stanley-Martin Homebuilding, L.L.C. (Homebuilding) and Stanley Martin Homes, L.L.C. (Homes) for periods prior to June 30, 2005. These entities have been combined as Stanley-Martin Communities, the predecessor to Stanley-Martin Communities, LLC, as they are under the common control of a single group of owners, Martin and Steven Alloy, father and son (the Control Group). The Control Group owned a majority of the voting interest of all the combined entities. On June 30, 2005, the Control Group completed a reorganization whereby the ownership interests in SMC and Capital were assigned to Stanley-Martin Communities, LLC (the Company) and Stanley-Martin Financing Corp., was formed as a subsidiary of the Company (the Reorganization). The net assets of Homebuilding and Homes were not included in the Reorganization. Accordingly, the net assets are a non-cash distribution for 2005. The Company now presents consolidated financial statements. The Company is a wholly-owned subsidiary of Neighborhood Holdings, LLC (Neighborhood Holdings), in which the Control Group owns 100% of the voting interests. The Reorganization was recorded at historical cost based on the common control of the entities by the Control Group through the parent company Neighborhood Holdings. All intercompany balances and transactions have been eliminated in consolidation and combination. The Company is a Delaware limited liability company and no termination date has been specified in the operating agreement.
     SMC is a residential construction management services company and provides services primarily to the entities identified above. SMC was formed on October 31, 1966. At December 31, 2004, SMC owned a 75% interest in First Heritage Mortgage, LLC (Heritage Mortgage) and a 51% interest in Heritage Title Agency, L.L.C. (Title). Heritage Mortgage is a full service mortgage banking loan originator. Title is a full service mortgage title insurance brokerage company. During January 2005, the members of Title dissolved the entity and distributed the net assets. At that time, SMC and an unaffiliated investor formed a new full service mortgage title insurance brokerage company, First Excel Title, LLC (First Excel). SMC has a 51% interest in First Excel.
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
     On September 22, 2006, Neighborhood Holdings contributed its ownership in Wildewood Residential, LLC (Residential), previously a wholly owned subsidiary of Neighborhood Holdings, to Capital. Prior to the contribution, Capital had an agreement with Residential to purchase lots over the course of a ten year period suitable for single family homes in St. Mary’s County, Maryland. Upon the contribution of the ownership interests in Residential to Capital, the purchase agreement was terminated and Residential will continue to develop single family homes on the remaining property it owns. Residential was made a guarantor of the line of credit and is a guarantor of the Senior Subordinated Debt.
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
     Consistent with SFAS 141, “Business Combinations,” the contributed assets and liabilities of Residential have been recorded at their historical carrying amounts. The statement of operations for 2006 is presented as though the transfer of net assets or exchange of equity interests had occurred at the beginning of 2006. Results of operations for 2006 thus comprise those of Residential and the Company combined from the beginning of the period to the date the contribution was completed and those of the combined operations from the date of contribution to the end of the year. The effects of intercompany transactions have been eliminated. Similarly, the Company presents the statement of cash flows and other financial information for 2006 as though the assets and liabilities had been transferred at the beginning of the period. Financial statements and financial information presented for 2005 were restated to furnish comparative information.

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
     The Company evaluates its deposits related to fixed price lot acquisition contracts based on the provisions of Financial Accounting Standards Board Interpretation No. 46, revised, Consolidation of Variable Interest Entities, or FIN 46R, the provisions of which were effective for the Company on January 1, 2004. FIN 46R requires the primary beneficiary of a variable interest entity (VIE) to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of variable interests. The Company does not have any lot acquisition contracts that would require consolidation of the related VIE.
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
     Custom Homes Services Fees
     The Company provides custom home construction services for individuals that are not homebuying customers of the Company. The Company accounts for these services using the percentage-of-completion, cost-to-cost, method.
     Land Sales
     With the combination of Residential, the Company has sold certain undeveloped pieces of property to third party developers or certain related parties for continued development by these parties. The Company has reflected such sales as “land sales” within the Statements of Operations.
     Mortgage Loans and Title Fees
     The Company, through its investment in Heritage Mortgage, has a loan purchase agreement (Agreement) with George Mason Mortgage, LLC (Mason), whereby Heritage Mortgage agrees to sell and deliver to Mason all mortgage loans that it originates on the date the loans are settled with the mortgage borrower. The price at which the mortgage loans will be sold to Mason is fixed as of the date Heritage Mortgage enters into a rate lock commitment with the borrower and is not subject to fluctuations based on changes in market conditions. If a prospective borrower cancels the loan agreement, the forward sale of the loan to Mason is also cancelled. Heritage Mortgage records mortgage loan fees and gains on the sale of mortgage loans at the date the loans are settled with the mortgage borrower and concurrently sold and delivered to Mason. Heritage Mortgage also has an arrangement whereby it receives additional consideration on the loans sold to Mason calculated as the difference between the interest earned by Mason on the purchased loans prior to sale to another investor and an agreed upon variable interest factor. Mason generally sells these loans within one to four weeks from the purchase from Heritage Mortgage. The additional consideration is included in financial services revenues in the financial statements on an accrual basis.
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

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
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
     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by that asset or by the sales of comparable assets. Undiscounted cash flow projections are generated at a community level based on the estimated sales price reduced by the sum of the estimated direct, overhead, and finance costs capitalized as inventory costs and direct selling expenses. Important factors involved in this estimation process include estimated sales prices, dates of disposition, and interest rates. The Company’s determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with inherent risks that are associated with assets and related estimated cash flow streams. The assumptions used in determining undiscounted cash flows and fair value are based on current market conditions and management’s judgment with respect to general economic conditions and the characteristics of the specific assets.
(e) Warranty and Product Liability Accruals
     Warranty and product liability accruals are established to provide for probable future expenses that can be reasonably estimated as a result of construction and product defects, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
such as engineers, and discussions with the Company’s general counsel and other outside counsel retained to handle specific product liability cases. The following table reflects the changes in the Company’s accrued liability for the years ended December 31, 2007 and 2006. This liability is included in cost to complete and customer service reserves and the provision recorded during each year is recognized as a component of cost of sales:

	2007	2006
Balance, beginning of year	$1,243,051	$1,014,738
Provision	708,313	1,590,015
Payments	(1,411,888)	(1,361,702)

Balance, end of year	$539,476	$1,243,051

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
(i) Income Taxes
The Company is a limited liability company which is not subject to income taxes because the member reports its share of taxable income, gains, losses, deductions, and credits on their income tax returns. Capital, Homebuilding and Homes are also limited liability companies. SMC was an S corporation and was also not subject to income tax at the corporate level prior to the Reorganization. Accordingly, no federal or state income taxes have been provided for in the consolidated and combined financial statements. As part of the Reorganization, on July 1, 2005, SMC became a C corporation and was subject to federal and state income taxes. SMC’s tax expense and related deferred tax assets and liabilities are inconsequential. Income tax expense is included in selling, general and administrative expenses in the statements of operations for the year ended December 31, 2006. SMC was converted to a Maryland limited liability company effective January 1, 2007.
(j) Reclassifications
     Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(2) Real Estate Inventory
     Real estate inventory consists of the following:

	December 31,
	2007	2006
Land	$155,196,105	$202,786,222
Construction and other costs	68,893,367	52,768,575
Finance costs	38,919,101	26,411,022

	$263,008,573	$281,965,819

     The Company records impairment losses on inventories related to communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. During 2007 and 2006, the Company recorded $33.0 million and $6.6 million, respectively, of impairment losses on real estate inventory, $1.1 million impairment of preacquisition costs in 2006 and $1.5 million impairment of non-refundable deposits in 2006.
     The Company capitalizes most interest costs to inventory during the development and construction period. Capitalized interest is charged to cost of sales when the related inventory is delivered for sale. Interest incurred, capitalized and charged to cost of sales for 2007, 2006, and 2005 is summarized as follows:

	December 31,
	2007	2006	2005
Interest incurred and capitalized	$19,902,207	$19,106,562	$12,485,232
Interest cost unrelated to homebuilding, expensed	$134,250	$179,527	$190,870
Capitalized interest charged in cost of sales	$6,978,878	$8,787,519	$4,781,856
     Interest costs unrelated to homebuilding activities were expensed and included in “other income, net” in the statement of operations.
(3) Property and Equipment
     Property and equipment consists of the following:

	December 31,
	2007	2006
Office furniture and equipment	$3,646,055	$3,572,257
Leasehold improvements	756,194	732,245
Motor vehicles	97,843	97,843

	4,500,092	4,402,345
Less accumulated depreciation	(2,855,027)	(2,266,949)

	$1,645,065	$2,135,396

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(4) Debt
     Debt consists of the following:

	December 31,
	2007	2006
Senior subordinated notes, bearing interest at 9.75% payable semi-annually on February 15 and August 15, due August 2015	$145,720,000	$150,000,000
Senior credit facility, $127.5 million line of credit, bearing interest at one month LIBOR plus 1.75% to 2.25% (6.73% and 7.10% at December 31, 2007 and 2006, respectively) due December 2010	69,000,000	52,750,000
Deferred purchase money deed of trust, bearing interest at 8.00%, paid in full January 31, 2007 with proceeds from senior credit facility	—	2,750,000

	$214,720,000	$205,500,000

     The line of credit, loans payable and deferred purchase money deed of trust are collateralized by real estate inventory. Interest payments on the line of credit are required monthly. The interest rate on the line of credit fluctuates between 1.75% and 2.25% above one month LIBOR. The interest rate spread was 1.75% as of December 31, 2007. At December 31, 2007, the Company has $93.5 million available under its borrowing base on the line of credit of which the Company has borrowed $69.0 million. The line of credit agreement requires Capital to maintain certain liquidity and debt ratios, minimum tangible net worth levels and other operating restrictions. As of December 31, 2007 and 2006, Capital was in compliance with the covenants.
     On October 12, 2007 our senior secured credit facility was amended, to among other things, extend the maturity date of the facility by one year from December 1, 2009 until December 1, 2010. The senior secured credit facility provides financing of up to $127.5 million, consisting of a revolving credit facility and includes borrowing capacity available to our subsidiary, Neighborhoods Capital, LLC and certain of its subsidiaries, for letters of credit. The reduction in the amount of financing available from $150.0 million to $127.5 million was a result in the reduction of the number of syndicated banks participating in the facility. The facility was also amended to reinstitute an “accordion” feature which allows for, at the Company’s option, (i) the addition of syndicated banks and (ii) an increase in future financing under the facility to $150.0 million. The facility was also amended to reflect changes in the calculation of the borrowing base, including the amount of time during which land under development and finished lots, may be included in the calculation of the borrowing base.
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
     Subsequent to the 2007 year end, the Company purchased an additional $7.4 million (face value) of the senior subordinated notes for $3.7 million. The transaction resulted in a gain on extinguishment of debt of $3.5 million after the write-off of related deferred financing costs.
     In addition, subsequent to the 2007 year end, Neighborhood Holdings purchased $16.5 million (face value) of senior subordinated notes in four individually negotiated transactions for $8.1 million. Neighborhood Holdings is holding the senior subordinated notes for investment income.
     The Company estimates that the fair value of its debt is approximately $153,518,000 and $175,500,000 at December 31, 2007 and December 31, 2006, respectively.

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
     The Trust Indenture related to the senior subordinated notes permits payment of distributions including but not limited to the following: a) a permitted tax dividend to permit the direct and indirect beneficial owners of the equity interests to pay taxes on the net income generated by Stanley-Martin Communities, LLC; b) up to $4.0 million each calendar year to allow Neighborhood Holdings to make required monthly payments to the Neighborhood Holdings Series A Investors; c) up to $500,000 each calendar year to allow Neighborhood Holdings to pay corporate overhead expenses incurred in the ordinary course of business; and d) an aggregate $5.0 million of additional ‘Restricted Payments’ (as defined therein) from the Issue Date. In addition, the Trust Indenture provides for an additional distribution up to fifty percent (50%) of consolidated net income for a period only to the extent certain ratios are maintained (the Ratio Exception as defined in the Trust Indenture).
     Set forth hereinafter is a summary of the distributions made by the Company to Neighborhood Holdings in 2007 and 2006.

	2007	2006	2005
Net income (loss)	$(21,216,542)	$18,596,072	$46,233,468

Permitted Tax Distributions (1)	$3,571,000	$7,334,291	$18,234,480
Class A Interests (2)	3,924,498	4,000,000	3,319,680
Neighborhood Holdings Overhead (2)	450,000	378,719	69,000
50% Net Income (3)	—	1,106,990	5,226,840
$5.0 million basket	—	—	—

Total Distributions	$7,945,498	$12,820,000	$26,850,000

(1)	Blended tax rate, the $3,571,000 permitted tax distribution was paid in January 2008

(2)	Limited to amount actually paid

(3)	Limited by Ratio Exception
(5) Derivative Instruments
     During the three year period ending December 31, 2007, the Company had the following derivative instruments:

Notional Amount	Purchased	Matures	Company Pays	Company Receives
$12,500,000	December 2004	December 1, 2009	Fixed Rate payments at 4.12%	Variable rate payments at 1-month LIBOR
$12,500,000	October 2006	October 3, 2011	Variable payments at 1-month LIBOR below 4.65%	Variable payments at 1-month LIBOR above 5.50%
$25,000,000	December 2005	December 1, 2010	Fixed Rate payments at 5.01%	Variable rate payment at 1-month LIBOR
$12,500,000	December 2004	Terminated in 2006 for $198,127	Fixed rate payment at 3.71%	Variable rate payment at 1-month LIBOR
     The Company recorded a gain (loss) on these derivative instruments of ($1,364,911), $391,046 and $228,844 for 2007, 2006 and 2005, respectively.
     The fair value of the derivative instruments was ($1,357,939) and $220,811 at December 31, 2007 and 2006, respectively.

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(6) Financial Services Revenues
     Financial services revenue related to Heritage Mortgage, Title and First Excel, the Company’s mortgage banking and title insurance subsidiaries, is as follows:

	Year Ended December 31,
	2007	2006	2005
Loan origination fees	$4,559,004	$6,572,670	$9,112,598
Gain on sale of mortgages	2,047,390	4,534,223	5,667,332
Title insurance premiums	580,649	693,434	671,794

Financial services revenue	$7,187,043	$11,800,327	$15,451,724

(7) Leases
     The Company leases office space in Virginia and Maryland. These noncancellable operating leases expire at various dates through 2016. Rent expense under these leases was approximately $1,270,000, $1,250,000, and $1,212,000 for 2007, 2006 and 2005, respectively.
     Future minimum lease payments required under these noncancellable operating leases as of December 31, 2007 are as follows:

Year Ending December 31:
2008	1,180,198
2009	1,161,123
2010	1,015,136
2011	903,228
2012	904,011
Thereafter	2,960,626

$8,124,322

     The Company’s 6,000 square foot design studio in Virginia is being subleased from a related party, Heritage Contracting, LLC (see Note 11) for $4,471 a month. The sublease expires on May 31, 2011.
(8) Minority Interest
     The Company owns a 75% interest in Heritage Mortgage. The remaining 25% is held by an unaffiliated investor. The minority member’s share of Heritage Mortgage’s net income was $31,070, $499,938, and $847,677 for 2007, 2006 and 2005, respectively.
     The Company owns a 51% interest in First Excel Title. The remaining 49% interest is held by an unaffiliated investor. The minority member’s share of net income was $217,215, $267,134 and $265,576 for 2007, 2006 and 2005, respectively.
(9) Segment Reporting
     The Company’s operations consist primarily of its homebuilding segment, which is engaged in the design, marketing, development and construction and sale of single family and townhome residential communities concentrated in the Washington, D.C. metropolitan area. The homebuilding information set forth below includes revenues and expenses related to land sales and custom home services. The Company’s remaining operations consist primarily of mortgage banking loan origination and mortgage title insurance brokerage services and are combined as financial services below.
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

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
     The Company’s segment information is as follows:
     As of and for the year ended December 31:

	2007
		Financial
	Homebuilding	Services	Totals
Revenues	$162,855,866	$7,187,043	$170,042,909
Depreciation and amortization	450,911	160,961	611,872
Segment net income (loss)	(21,535,825)	319,283	(21,216,542)
Segment assets	277,510,580	2,682,370	280,192,950
Expenditures for segment assets	101,109	20,432	121,541

	2006
		Financial
	Homebuilding	Services	Totals
Revenues	$238,483,184	$11,800,327	$250,283,511
Depreciation and amortization	425,028	161,410	586,438
Segment net income	16,821,685	1,774,387	18,596,072
Segment assets	296,714,492	3,381,085	300,095,577
Expenditures for segment assets	669,615	189,459	859,074

	2005
		Financial
	Homebuilding	Services	Totals
Revenues	$255,808,313	$15,451,724	$271,260,037
Depreciation and amortization	249,441	129,730	379,171
Segment net income	43,685,517	2,547,951	46,233,468
Segment assets	289,561,573	4,658,618	294,220,191
Expenditures for segment assets	1,142,669	128,602	1,271,271
(10) Supplemental Guarantor and Non-Guarantor Information
     All subsidiaries of the Company guarantee the Senior Subordinated Notes except for SMC, Heritage Mortgage, First Excel, Herndon Neighborhoods, LLC, Powell’s Neighborhoods II, LLC, Spriggs Neighborhoods, LLC Woodlands Neighborhoods, LLC, Wildewood Residential, LLC and Stanley-Martin Custom Homes, LLC. The separate financial statements of each guaranteeing subsidiary (each a Guarantor Subsidiary) and Stanley-Martin Financing Corp., the co-issuer of the Senior Subordinated Notes, are not presented because the Company has concluded that such financial statements are not material. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary and Stanley-Martin Financing Corp. is 100% owned by the Company. The Company is referred to as the Parent in the following condensed consolidating and combining financial information. Upon issuance of the Senior Subordinated Notes in August 2005, certain subsidiaries engaged in homebuilding activities were designated as guarantors. To the extent that those subsidiaries were in existence in prior periods, the subsidiaries were included in the “Guarantor Subsidiary” column.

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
     The following condensed, combining and consolidating financial information sets forth the financial position as of December 31, 2007 and 2006 and the results of operations and cash flows for the years ended December 31, 2007, 2006 and 2005 of the Parent, the Guarantor Subsidiaries, the Non-Guarantor Homebuilding Subsidiaries and the Other Non-Guarantor Subsidiaries.
Condensed Consolidating Balance Sheet as of December 31, 2007

			Non-Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash	$—	$3,222,679	$847,052	$595,180	$—	$4,664,911
Real estate inventory	684,953	202,208,244	61,590,350	—	(1,474,974)	263,008,573
Deposits and escrows	—	1,998,639	506,094	31,800	—	2,536,533
Property and equipment, net	—	186,214	1,193,195	265,656	—	1,645,065
Due from related parties	139,031,997	(83,928,535)	(55,000,569)	—	(16,587)	86,306
Accounts receivable	—	284,150	882,570	1,221,306	—	2,388,026
Investment in affiliates	53,140,884	40,776,995	—	—	(93,917,879)	—
Deferred financing costs, net	4,054,793	—	—	—	—	4,054,793
Other assets, net	—	41,449	1,198,866	568,428	—	1,808,743

	$196,912,627	$164,789,835	$11,217,558	$2,682,370	$(95,409,440)	$280,192,950

Debt	$145,720,000	69,000,000	$—	$—	$—	$214,720,000
Accounts payable and accrued expenses	331,335	195,322	3,437,732	1,489,122	(194,192)	5,259,319

Due to related parties	—	—	51,816	—	—	51,816
Accrued interest	5,327,887	421,431	—	—	—	5,749,318
Purchaser deposits	—	1,051,323	61,290	—	—	1,112,613
Cost to complete and customer service reserves	—	3,492,265	146,974	—	—	3,639,239
Other liabilities	—	2,657,938	1,095,687	—	—	3,753,625

	151,379,222	76,818,279	4,793,499	1,489,122	(194,192)	234,285,930
Minority interest	—	—	—	373,615	—	373,615
Member’s capital	45,533,405	87,971,556	6,424,059	819,633	(95,215,248)	45,533,405

	$196,912,627	$164,789,835	$11,217,558	$2,682,370	$(95,409,440)	$280,192,950

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet as of December 31, 2006

			Non-Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash	$—	$888,326	$1,138,737	$818,661	$—	$2,845,724
Real estate inventory	331,751	154,273,600	129,634,439	—	(2,273,971)	281,965,819
Deposits and escrows	—	2,248,729	2,256,225	—	—	4,504,954
Property and equipment, net	—	16,743	1,712,469	406,184	—	2,135,396
Due from related parties	151,653,013	(57,852,696)	(93,627,117)	—	(18,349)	154,851
Accounts receivable	—	391,581	20,903	1,313,079	—	1,725,563
Investment in affiliates	70,070,802	77,235,473	—	—	(147,306,275)	—
Deferred financing, net	4,724,913	—	—	—	—	4,724,913
Other assets, net	1	220,808	974,387	843,161	—	2,038,357

	$226,780,480	$177,422,564	$42,110,043	$3,381,085	$(149,598,595)	$300,095,577

Debt	$150,000,000	$52,750,000	$2,750,000	$—	$—	$205,500,000
Accounts payable and accrued expenses	171,660	347,437	4,107,814	1,900,764	(19,618)	6,508,057
Due to related parties	—	—	9,020	—	—	9,020
Accrued interest	5,484,375	396,380	—	—	—	5,880,755
Purchaser deposits	—	1,732,634	1,070,199	—	—	2,802,833
Cost to complete and customer service reserves	—	5,533,374	59,392	—	—	5,592,766
Other liabilities	—	744,939	1,481,657	—	—	2,226,596

	155,656,035	61,504,764	9,478,082	1,900,764	(19,618)	228,520,027
Minority interest	—	—	—	451,105	—	451,105
Member’s capital	71,124,445	115,917,800	32,631,961	1,029,216	(149,578,977)	71,124,445

	$226,780,480	$177,422,564	$42,110,043	$3,381,085	$(149,598,595)	$300,095,577

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Operations for the
Year Ended December 31, 2007

			Non-Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Homebuilding sales-homes	$—	$152,372,994	$8,112,016	$—	$—	$160,485,010
Custom homes services fees	—	—	1,432,198	—	—	1,432,198
Financial services	—	—	—	7,187,043	—	7,187,043
Management services	450,000	150,000	10,748,910	—	(10,410,252)	938,658

Total revenues	450,000	152,522,994	20,293,124	7,187,043	(10,410,252)	170,042,909
Cost of sales-homes	—	124,446,074	6,667,991	—	(5,634,504)	125,479,561
Cost of sales-custom homes services	—	—	1,009,747	—	—	1,009,747
Impairment of real estate inventory	—	22,228,396	10,732,166	—	—	32,960,562
Selling and marketing expenses	—	11,290,024	706,012	67,372	(138,747)	11,924,661
General and administrative expenses	5,946,701	308,966	12,588,477	6,552,103	(5,435,999)	19,960,248

Operating income (loss)	(5,496,701)	(5,750,466)	(11,411,269)	567,568	798,998	(21,291,870)
Equity in earnings of affiliates	(16,732,437)	(15,953,331)	—	—	32,685,768	—
Loss on derivative contracts, net	—	(1,364,911)	—	—	—	(1,364,911)
Gain on extinguishment of debt, net	1,012,596	—	—	—	—	1,012,596
Other income, net	—	441,035	234,893	—	—	675,928

Net income before minority interest	(21,216,542)	(22,627,673)	(11,176,376)	567,568	33,484,766	(20,968,257)
Minority interest	—	—	—	(248,285)	—	(248,285)

Net income (loss)	$(21,216,542)	$(22,627,673)	$(11,176,376)	$319,283	$33,484,766	$(21,216,542)

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Condensed Combining Statement of Operations for the
Year Ended December 31, 2006

			Non-Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Homebuilding sales-homes	$—	$210,724,519	$16,044,067	$—	$(7,678,884)	$219,089,702
Land sales	—	133,257	19,150,233	—	—	19,283,490
Financial services	—	—	—	11,800,327	—	11,800,327
Management services	—	—	14,444,874	—	(14,334,882)	109,992

Total revenues	—	210,857,776	49,639,174	11,800,327	(22,013,766)	250,283,511
Cost of sales-homes	—	173,266,199	12,222,068	—	(20,950,150)	164,538,117
Cost of land sales	—	63,042	15,906,308	—	—	15,969,350
Impairment of real estate inventory and contract land deposits	—	8,137,430	1,085,367	—	—	9,222,797
Selling and marketing expenses	—	14,383,234	1,511,137	124,405	(982,229)	15,036,547
General and administrative expenses	827,857	1,923,261	16,486,404	9,134,463	(342,372)	28,029,613

Operating income (loss)	(827,857)	13,084,610	2,427,890	2,541,459	260,985	17,487,087
Equity in earnings of affiliates	18,730,458	20,528,330	—	—	(39,258,788)	—
Gain on derivative contracts, net	—	391,046	—	—	—	391,046
Other income, net	1,745	921,037	562,229	—	—	1,485,011

Net income (loss) before minority interest	17,904,346	34,925,023	2,990,119	2,541,459	(38,997,803)	19,363,144
Minority interest	—	—	—	(767,072)	—	(767,072)

Net income (loss)	$17,904,346	$34,925,023	$2,990,119	$1,774,387	$(38,997,803)	$18,596,072

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

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows for the
Year Ended December 31, 2007

			Non-Guarantor
		Guarantor	Homebuilding	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(21,216,542)	$(22,627,673)	$(11,176,376)	$319,283	$33,484,766	$(21,216,542)
Equity in earnings of affiliates	16,732,437	15,953,331	—	—	(32,685,768)	—
Impairment of real estate inventory	—	22,228,396	10,732,166	—	—	32,960,562
Changes in real estate Inventory	(705,803)	(71,148,035)	57,191,209	—	(798,998)	(15,461,627)
Other operating activities	12,706,906	44,529,443	(57,038,684)	(196,557)	—	1,108

Net cash provided by (used in) operating activities	7,516,998	(11,064,538)	(291,685)	122,726	—	(3,716,499)

Investing activities:
Net cash provided by (used in) investing activities	—	(101,109)	—	(20,432)	—	(121,541)

Financing activities:
Repayments of loans payable	—	(2,750,000)	—	—	—	(2,750,000)
Draws on line of credit, net	—	16,250,000	—	—	—	16,250,000
Repurchase of senior subordinated notes	(3,142,500)	—	—	—	—	(3,142,500)
Distributions to member	(4,374,498)	—	—	—	—	(4,374,498)
Distributions to minority partners	—	—	—	(325,775)	—	(325,775)

Net cash provided by (used in) financing activities	(7,516,998)	13,500,000	—	(325,775)	—	5,657,227

Increase (decrease) in cash and cash equivalents	—	2,334,353	(291,685)	(223,481)	—	1,819,187
Cash and cash equivalents, beginning of year	—	888,326	1,138,737	818,661	—	2,845,724

Cash and cash equivalents, end of year	$—	$3,222,679	$847,052	$595,180	$—	$4,664,911

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Condensed Combining Statement of Cash Flows for the
Year Ended December 31, 2006

			Non-Guarantor
		Guarantor	Homebuilding	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$17,904,346	$34,925,023	$2,990,119	$1,774,387	$(38,997,803)	$18,596,072
Equity in earnings of affiliates	(7,964,308)	(66,369,807)	—	—	74,334,115	—
Changes in real estate inventory	(390,650)	(1,176,903)	(63,400,919)	—	2,006,393	(62,962,079)
Other operating activities	3,270,612	(51,664,487)	94,826,192	(2,536,470)	(37,342,705)	6,553,142

Net cash provided by (used in) operating activities	12,820,000	(84,286,174)	34,415,392	(762,083)	—	(37,812,865)

Investing activities:
Net cash used in investing activities	—	(4,744)	(664,871)	(189,459)	—	(859,074)

Financing activities:
Issuance of debt	—	—	11,508,576	—	—	11,508,576
Repayments of loans payable	—	—	(53,482,374)	—	—	(53,482,374)
Draws on (repayments of) line of credit, net	—	52,750,000	—	—	—	52,750,000
Distributions to member	(12,820,000)	—	—	—	—	(12,820,000)
Distribution to minority partners	—	—	—	(770,406)	—	(770,406)

Net cash provided by (used in) financing activities	(12,820,000)	52,750,000	(41,973,798)	(770,406)	—	(2,814,204)

Decrease in cash and cash equivalents	—	(31,540,918)	(8,223,277)	(1,721,948)	—	(41,486,143)
Cash and cash equivalents, beginning of year	—	32,429,244	9,362,014	2,540,609	—	44,331,867

Cash and cash equivalents, end of year	$—	$888,326	$1,138,737	$818,661	$—	$2,845,724

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

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(11) Related Party Transactions
     Prior to the June 2005 Reorganization, Capital was a wholly owned subsidiary of Neighborhood Holdings and was included in the combined financial statements of Stanley-Martin Communities. Capital is now a subsidiary of the Company, whose parent is Neighborhood Holdings. During all periods presented, a significant portion of Neighborhood Holding’s operations were conducted through its direct or indirect investment in Capital. During 2007, 2006 and 2005, Capital made distributions to Neighborhood Holdings of $4,374,498, $12,820,000 and $26,850,000, respectively. In January 2008, the Company paid the 2007 Permitted Tax Distribution of $3,751,000. In the future, the Company may be required to distribute funds to Neighborhood Holdings in order to allow Neighborhood Holdings to meet its operating and financing obligations.
     A subsidiary of Capital also has lot purchase agreements with a 50% owned joint venture of Neighborhood Holdings to purchase finished lots in Loudoun County, Virginia. The purchase price of the lots is based on a predetermined price schedule that contains price escalators of one and one-half percent (1.5%) per quarter based on the timing of the lot purchases. During 2007, 2006, and 2005, Capital purchased 31 lots for approximately $5,567,000, 24 lots for approximately $3,936,000, and 11 lots for approximately $1,831,000, respectively.
     Based on the expected timing of the remaining lot purchases and the estimated individual lot purchase prices at that time under these lot purchase agreements, the Company’s estimated remaining purchase obligation is approximately $10,000,000 at December 31, 2007.
     Management services revenue reported in the statements of operations represents management and accounting support services provided to three related parties, Neighborhood Holdings, LLC, Heritage Contracting, LLC, and Duball, LLC, through common ownership. The Company utilizes Heritage Contracting, LLC, for construction services on many of its projects. The Company paid Heritage Contracting approximately $3,421,000, $3,106,000 and $6,111,000 for these services in 2007, 2006 and 2005, respectively. The Company subleases certain space for its design center from Heritage Contracting, LLC (see Note 7). The Company also has certain management and construction services performed by Duball, LLC. The Company paid Duball, LLC approximately $1,218,000, $1,480,000 and $746,000 for these services in 2007, 2006 and 2005 respectively. Included in the amounts paid to Duball, LLC are commissions on the sale of certain undeveloped parcels of land of approximately $449,000 as part of the Residential land sales in 2006. In 2007, the Company received a one-time fee for the services related to the sale of a piece of property owned by a related party for $368,000.
12) Commitments and Contingencies
      (a) Legal Proceedings
     The Company and its subsidiaries are involved in litigation arising from the normal course of business. In the opinion of management, and based on advice of legal counsel, this litigation is not expected to have any material adverse effect on the financial position or results of operations of the Company. Although we are unable to determine the ultimate outcome of these legal actions with certainty, the Company has recorded a $1.2 million liability for legal contingencies that have probable unfavorable outcomes and can be reasonably estimated at December 31, 2007.
      (b) Guarantees
     At December 31, 2007 and 2006, the Company is contingently liable on performance bonds amounting to approximately $27,086,000 and $27,361,000, respectively, to ensure completion of required public improvements related to its homebuilding projects. The Company is contingently liable under outstanding letters of credit of approximately $3,005,063 and $2,920,939 at December 31, 2007 and 2006, respectively.

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
     Heritage Mortgage guarantees amounts outstanding under the $10 million warehouse loan facility. At December 31, 2007 and 2006, the balance on the warehouse loan facility was approximately $982,341 and $5,016,000, respectively. Heritage Mortgage’s obligation to perform under this guarantee principally arises if Mason defaults on its obligations under the warehouse loan facility. Cardinal Bank, N.A. is the lender on the warehouse loan facility and the parent of Mason. The Company has not recorded any liability related to this guarantee as of December 31, 2007 and 2006.
     Heritage Mortgage is qualified to participate under the VA loan guaranty program and is an approved FHA lender. As a result of its participation in these Federal programs, Heritage Mortgage is required to maintain a minimum net worth of $88,000. At December 31, 2007 and 2006, Heritage Mortgage was in compliance with minimum net worth requirements.
     The Company has guaranteed amounts due under an operating lease entered into by an affiliated company. Payments under the lease in 2007 were approximately $209,000. Amounts due under this lease increase by 3 percent each year through expiration in May, 2011.
      (c) Contract Land Deposits
     At December 31, 2007, the Company had entered into various agreements with unaffiliated parties to purchase land for approximately $2,325,000. The Company has deposits of $200,000 and $455,000 at December 31, 2007 and 2006, respectively, related to land purchase agreements. The Company is not the primary beneficiary in any of the variable interest entities that hold these land purchase agreements.
     In December 2007, the Company entered into a land purchase agreement to purchase 10 lots in Herndon, Viriginia. The agreement calls for payment in February 2008. The total amount due under the agreement is approximately $1.4 million.
(13) New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ request for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 will be effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB Staff Position FAS 157-2 delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company is currently reviewing the effect that the adoption of SFAS 157 will have on its financial statements.
     In November 2006, the FASB ratified EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment Under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums.” EITF 06-8 states that the adequacy of the buyer’s continuing investment under SFAS 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. This consensus could require that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. EITF 06-8 is effective for us beginning January 1, 2008. We do not expect that the adoption of EITF 06-8 will have a material impact on our financial statements.
     In March 2006, the FSAB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting by allowing the Company the option to carry mortgage servicing rights at fair value. This standard amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement No. 125,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. Since we do not retain the servicing rights when we sell our mortgage loans held for sale, the adoption of SFAS No. 156 did not have a material impact on our consolidated financial position, results of operations or cash flows.

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the first fiscal year beginning after November 15, 2007 The Company is evaluating the statement but does not expect the adoption of SFAS 159 will have a material effect on the Company’s financial position or results of operations.
     In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”), which revises and rescinds portions of SAB 105, “Application of Accounting Principles to Loan Commitments.” SAB 109 states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurements of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB 109 are applicable to written loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. We do not expect the adoption of SAB 109 will have a material impact on our financial statements.
     In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141 (R)”). SFAS 141 (R) expands on the guidance of SFAS 141, extending its applicability to all transactions and other events in which an entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. SFAS 141(R) expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141(R) is effective for any acquisitions made on or after January 1, 2009.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non controlling interests. SFAS 160 is effective for us beginning January 1, 2009. We are currently evaluating the impact of the adoption of SFAS 160.

STANLEY-MARTIN COMMUNITIES, LLC
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(14) Quarterly Financial Information (unaudited)
     The following quarterly financial data summarize the quarterly results for the years ended December 31, 2007, 2006, and 2005:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007
Homebuilding sales (includes custom home services)	$50,100,881	$42,207,435	$43,181,769	$26,427,123
Total revenues	$51,942,695	$43,714,613	$45,709,900	$28,675,701
Operating income (loss)	$(9,861,445)	$(7,904,113)	$(4,743,816)	$1,217,504
Net income (loss)	$(10,712,395)	$(7,590,190)	$(4,067,172)	$1,153,215

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006
Homebuilding sales (includes land sales)	$65,486,292	$58,811,362	$71,004,733	$43,070,805
Total Revenues	$68,309,854	$61,519,143	$74,518,375	$45,936,139
Operating Income	$268,105	$2,883,557	$8,646,393	$5,689,032
Net income	$758,708	$2,409,807	$9,103,025	$6,324,532

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005
Homebuilding sales (includes land sales)	$77,671,485	$64,725,565	$63,240,466	$50,069,069
Total revenues	$81,512,775	$69,121,577	$67,558,247	$53,067,438
Operating income	$12,054,549	$11,331,807	$10,728,552	$11,609,284
Net income	$12,137,430	$12,054,389	$10,178,231	$11,863,418
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None
ITEM 9A. CONTROLS AND PROCEDURES
     The Company’s Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. Based upon such review, the Chief Executive Officer/Chief Financial Officer has concluded that the Company had in place, as of December 31, 2007, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities and Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
           Management’s Report on Internal Control Over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the asset of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Under the supervision and with the participation of the Company’s principal executive and principal financial officer, the Company’s management assessed the effectiveness of the registrant’s internal control over financial reporting, as of December 31, 2007 based on the framework in Internal.Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control-Integrated Framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.
     This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
ITEM 9B. OTHER INFORMATION
     This Item is not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
     As a limited liability company, the Company does not have a board of directors. All officers hold the positions at the discretion of the managers.
     The names and current positions of managers, executives and key officers of the Company, and their ages as of December 31, 2007, are as follows:

Name	Age	Position(s)
Martin K. Alloy	68	Chairman and Manager
Steven B. Alloy	42	Chief Executive Officer, President, Chief Financial Officer and Manager
Stuart M. Ginsberg	52	Vice President, Secretary and General Counsel
     Martin K. Alloy. Mr. Alloy founded our business in 1966 and serves as the Chairman and Manager of the Company and the Chairman and a director of Stanley-Martin Financing Corp. Mr. Alloy also serves as the Chairman and a manager of each of our subsidiaries that is a limited liability company except for First Excel Title, LLC and First Heritage Mortgage, LLC. He also continues to serves as the Chairman of the Board of Directors of our subsidiary, Stanley Martin Companies, LLC. Mr. Alloy is the father of Steven B. Alloy, our Chief Executive Officer, President and Manager.
     Steven B. Alloy. Mr. Alloy serves as Chief Executive Officer, President, Chief Financial Officer and Manager of the Company and the Chief Executive Officer and President and a director of Stanley-Martin Financing Corp. Mr. Alloy also serves as the Chief Executive Officer and President and a manager of each of our subsidiaries that is a limited liability company except for First Excel Title, LLC and First Heritage Mortgage, LLC, for which he serves as a manager. He also serves as the Chief Executive Officer and President and director of Stanley Martin Companies, LLC. Mr. Alloy joined the Company in 1991 and served in numerous capacities until his appointment as President in June 1998. Mr. Alloy is the son of Martin K. Alloy, our Chairman and Manager.
     Stuart M. Ginsberg. Mr. Ginsberg serves as Vice President, Secretary and General Counsel of the Company and Stanley-Martin Financing Corp. Mr. Ginsberg also serves as Vice President, Secretary and General Counsel of each of our subsidiaries except for First Excel Title, LLC and First Heritage Mortgage, LLC. Immediately prior to joining Stanley Martin Companies in June 2003, Mr. Ginsberg practiced transactional law for 18 years, primarily with the Washington, D.C. law firm of Tucker, Flyer, P.C. which later merged into Venable, L.L.P.
Code of Conduct and Ethics
     The Company has adopted a Code of Business Conduct and Ethics that applies to our managers, officers (including without limitation our CEO, CFO and COO) and employees. A copy of our Code of Business Conduct and Ethics is available free of charge in print to anyone who sends a request to the office of the Secretary of the Company at 11111 Sunset Hills Rd, Suite 200, Reston, VA 20190.

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
      Long-Term Incentive Compensation
     Executive officers are eligible for an annual unfunded allocation to a long term incentive compensation account based on profitability goals. For the plan year ended September 30, 2007, amounts are allocated to executive participants only if a minimum pre-tax profit is achieved. Thereafter, additional allocations are available as a stated percentage of profits in excess of a target return on equity. The plan year (Sept 30 year end) provides for five year ratable vesting and a three year cliff payment after which distributions from the plan are made annually. No distribution may be made to any participant until September 30, 2008. Account balances are credited in arrears and bear interest until paid out. The long term incentive compensation plan is dependent on the financial performance of the Company and is designed to attract, motivate and maintain high quality individuals to contribute to the Company’s goals, objectives and overall financial success.
      Stock Options, Performance Shares or Other Stock Compensation Plans
     The Company does not have any stock options, performance shares or other stock compensation plans.

      Retirement Savings Plan
     The Company maintains a retirement savings plan (the “Plan”) under section 401(k) of the Internal Revenue Code (the “Code”), to cover our employees (other than sales assistants). Under the Plan, eligible employees may defer a portion of their compensation, within prescribed limits, on a tax-deferred basis through contributions to the Plan. We may make discretionary matching contributions to the Plan, subject to limits established by the Code, and participants become fully vested in their matching contribution accounts after completing four years of service with the Company’s Plan. The Company’s Plan is intended to constitute a qualified pension plan under Section 401(a) of the Code and the associated trust is intended to be exempt from federal income taxation under Section 501(a) of the Code. The Company made matching contributions to the Plan for all employees of approximately $233,572 in 2007 and $259,960 in 2006.
      Change-in-Control Agreements
     The Company does not have any change-in-control agreements.
      Severance Plan Agreements
     The Company does not have any severance plan agreements.
      Compensation Tables
      Summary Compensation Table
     The following table sets forth the total compensation awarded to, earned by or paid to each Named Executive Officer during 2007 for services in all capacities to the Company and our subsidiaries for the fiscal year ended December 31, 2007

	Fiscal	Annual Compensation ($)		Long-Term	Other
Name and Principal Position	Year	Salary	Bonus	Compensation (3)	Compensation (1)	Total

Martin K. Alloy	2007	400,000	—	—	2,000	402,000
Chairman	2006	400,000	—	—	3,200	403,200
	2005	400,000	—	—	3,200	403,200

Steven B. Alloy	2007	500,000	—	—	2,000	502,000
Chief Executive Officer and President	2006	500,000	500,000	—	3,200	1,003,200
	2005	489,583	1,000,000	—	28,200	1,517,783

Stuart M. Ginsberg	2007	351,625	—	10,939	2,000	364,564
Vice President and General Counsel	2006	352,682	—	41,142	3,200	397,024
	2005	302,290	—	100,000	2,800	405,090

Michael I. Roman (2)	2007	150,835	—	—	86,000	236,835
Former Chief Financial Officer	2006	278,250	100,000	—	3,200	381,450
	2005	262,167	115,000	—	2,000	379,167

(1)	Consists of company contributions to retirement savings plan and fringe benefits and $25,000 related to home improvement benefits provided in 2005.

(2)	Mr. Roman served as the Company’s Chief Financial Officer until June 29, 2007. He forfeited his long-term compensation upon his departure.

(3)	The Company’s long-term incentive plan provides for a five year vesting and a three year cliff payment after which distributions are made annually. No payments have been made under the plan and amounts represent amounts added to the Named Executive’s account. Because the Company did not make the Threshold for the Incentive Plan Awards no was made to the participants.
Plan-Based Awards

		Estimated Possible Payouts Under Non-Equity
		Incentive Plan Awards (1)
	Grant Date	Threshold
Name (a)	(b)	($) (c)	Target ($) (d)	Maximum ($) (e)
Michael I. Roman	11/2/06	100,000	150,000	199,378
Stuart M. Glasberg	11/2/06	100,000	150,000	179,046

(1)	No awards have been made pursuant to our Long-Term Incentive Compensation Plan (“LTICP”) for the plan year ending September 30, 2008. For a discussion of these performance goals see above for our Compensation Discussion and Analysis included in this Form 10-K. Our managers target payouts to be allocated to executive participants based upon the Company’s achievement of specified financial goals. For the plan year ended September 30, 2006, the amounts set forth as “Long Term Compensation” in the Summary Compensation Table were allocated based on a variable percentage of Company pretax profit in excess of a target return on equity. For the plan year ended September 30, 2007, the Company did not achieve the minimum pre-tax profit targets, therefore, no allocation was made.

(2)	The company does not have any equity incentive plans therefore columns (f) through (m) have been excluded.
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
     In 2007, the Company received a one-time fee for services related to the sale of a piece of property owned by a related party, Stanley-Martin Homebuilding, LLC, for $368,000.

Purchase Agreements
     On January 10, 2002, Neighborhoods I, LLC, our indirect subsidiary, entered into two Lot Purchase Agreements, each amended as of February 15, 2005 and one further amended on May 10, 2005, with Renaissance at Woodlands, LLC (‘Woodlands’). Woodlands is a joint venture in which Neighborhood Holdings is an indirect 50% owner and an affiliate of WCI Communities, Inc. is the other 50% owner. Both Martin K. Alloy and Steven B. Alloy are managers of Woodlands and indirect beneficial owners of Neighborhood Holdings’ indirect interest in Woodlands. Woodlands is not a subsidiary of ours. Under the agreements, Woodlands Neighborhoods, LLC, as successor to Neighborhoods I has agreed to purchase, and Woodlands has agreed to sell, 117 of the 221 lots contained in the Woodland subdivision in Loudoun County, Virginia, at a rate of approximately 16 lots per calendar quarter. As of December 31, 2007, 11 lots were purchased in 2005 for $1.8 million; 24 lots were purchased in 2006 for $3.9 million; and 31 lots were purchased in 2007 for $5.6 million. Thus, after the 2007 purchases, 66 lots have been purchased by Woodlands Neighborhoods, LLC, as successor to Neighborhoods I, LLC in the Greene Mill Preserve Community from Woodlands and 51 lots remain to be purchased. We estimate the aggregate purchase price for these 51 lots to be approximately $10.0 million. The remaining 104 lots will be purchased by a WCI affiliate. Both Woodlands Lot Purchase Agreements were subsequently assigned by Neighborhoods I to Woodlands Neighborhoods, LLC, another of our indirect subsidiaries. The purchase price for each lot is based on a predetermined price schedule that contains price escalators of one and one-half percent (1.5%) per quarter based on the timing of the lot purchases. Under both agreements, Woodlands Neighborhoods can accelerate the lot takedown schedule, subject to lot availability.
     We believe that each of the above referenced transactions was made on terms no less favorable to us than could have been obtained from an unaffiliated third party.
Heritage Contracting, LLC
     In 2007 and 2006, Stanley Martin Companies, Inc. (“SMC”) entered into subcontracting agreements with Heritage Contracting, LLC, which is beneficially owned by Steven B. Alloy, our Chief Executive Officer and President, and Martin K. Alloy, our Chairman, to provide construction services and materials for certain of our homes. Heritage Contracting is not a subsidiary of ours. Agreements with Heritage Contracting are entered into after competitive bidding and arms-length negotiations and contain customary terms and conditions. During 2007 and 2006, fees paid to Heritage Contracting by SMC totaled approximately $3.4 million and $3.1 million, which represented approximately 2.0% and 2.6% of our total fiscal 2007 and 2006 subcontracting fees.
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
      Duball, LLC
     In 2007 and 2006, the Company entered into agreements with Duball, LLC, which is beneficially owned by Steven B. Alloy, our President and Chief Executive Officer and Martin K. Alloy, our Chairman, to provide land development services for some of our homebuilding operations. Duball, LLC is not a subsidiary of ours. During 2007, 2006 and 2005 fees paid to Duball, LLC totaled approximately $1,218,000, $1,480,000 and $746,000, respectively. Included in the amounts paid to Duball, LLC in 2006 are commissions on the sale of certain undeveloped parcels of land of approximately $449,000 as part of the Wildewood Residential, LLC land sales.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees paid to Principal Accountant
The following table sets forth the fees paid to KPMG for professional services for the fiscal year ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Audit fees (1)	$315,629	$354,000	$695,515
Audit related fees	—	—	—
Tax fees	—	—	—
All other fees	—	—	—

	$315,629	$354,000	$695,515

(1)	The aggregate fees billed or anticipated to be billed by KPMG LLP for 2007, 2006 and 2005 for professional services rendered for the audit of our consolidated and combined financial statements, for the reviews of the unaudited condensed consolidated and combined financial statements included in our Quarterly Reports on Form 10-Q during 2007, 2006 and 2005, or for services normally provided by our independent registered public accounting firm in connection with statutory or regulatory filings or engagements, including comfort and consent letters in connection with SEC filings and financing transactions.
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
(3) Exhibits
The following exhibits are filed with this Report or incorporated by reference:

3.1*	Certificate of Formation of Stanley-Martin Communities, LLC

3.2*	Operating Agreement of Stanley-Martin Communities, LLC

3.3*	Certificate of Incorporation of Stanley-Martin Financing Corp.

3.4*	Certificate of Amendment of Certificate of Incorporation of Stanley-Martin Financing Corp.

3.5*	Bylaws of Stanley-Martin Financing Corp.

3.6*	Articles of Organization of Beech Grove Neighborhoods, LLC

3.7*	Limited Liability Company Operating Agreement of Beech Grove Neighborhoods, LLC

3.8*	Amendment to Operating Agreement of Beech Grove Neighborhoods, LLC

3.9*	Articles of Organization of Bram Neighborhoods, LLC

3.10*	Limited Liability Company Operating Agreement of Bram Neighborhoods, LLC

3.11*	Articles of Organization of Bram III Neighborhoods, LLC

3.12*	Limited Liability Company Operating Agreement of Bram III Neighborhoods, LLC

3.13*	Amendment to Operating Agreement of Bram III Neighborhoods, LLC

3.14*	Articles of Organization of Coles Run Neighborhoods, LLC

3.15*	Limited Liability Company Operating Agreement of Coles Run Neighborhoods, LLC

3.16*	Articles of Organization of Fair Oaks Neighborhoods, LLC

3.17*	Limited Liability Company Operating Agreement of Fair Oaks Neighborhoods, LLC

3.18*	Articles of Organization of Glenkirk Neighborhoods, LLC

3.19*	Limited Liability Company Operating Agreement of Glenkirk Neighborhoods, LLC

3.20*	Articles of Organization of Glynn Tarra Estates, LLC

3.21*	Limited Liability Company Operating Agreement of Glynn Tarra Estates, LLC

3.22*	Articles of Organization of KF Neighborhoods, LLC

3.23*	Limited Liability Company Operating Agreement of KF Neighborhoods, LLC

3.24*	Articles of Organization of KF II Neighborhoods, LLC

3.25*	Limited Liability Company Operating Agreement of KF II Neighborhoods, LLC

3.26*	Articles of Organization of Landmark Neighborhoods, LLC

3.27*	Limited Liability Company Operating Agreement of Landmark Neighborhoods, LLC

3.28*	Articles of Organization of Marumsco Neighborhoods, LLC

3.29*	Limited Liability Company Operating Agreement of Marumsco Neighborhoods, LLC

3.30*	Articles of Organization of Neighborhoods Capital, LLC

3.31*	Limited Liability Company Operating Agreement of Neighborhoods Capital, LLC

3.32*	Articles of Organization of Neighborhoods I, LLC

3.33*	Articles of Amendment to Articles of Organization of Neighborhoods I, LLC

3.34*	Limited Liability Company Operating Agreement of Neighborhoods I, LLC

3.35*	Articles of Organization of Neighborhoods II, LLC

3.36*	Limited Liability Company Operating Agreement of Neighborhoods II, LLC

3.37*	Articles of Organization of Neighborhoods III, LLC

3.38*	Articles of Amendment to the Articles of Organization of Neighborhoods III, LLC

3.39*	Limited Liability Company Operating Agreement of Neighborhoods III, LLC

3.40*	Articles of Organization of Neighborhoods IV, LLC

3.41*	Limited Liability Company Operating Agreement of Neighborhoods IV, LLC

3.42*	Articles of Organization of Neighborhoods V, LLC

3.43*	Limited Liability Company Operating Agreement of Neighborhoods V, LLC

3.44*	Amendment to Operating Agreement of Neighborhoods V, LLC

3.45*	Articles of Organization of Neighborhoods VI, LLC

3.46*	Limited Liability Company Operating Agreement of Neighborhoods VI, LLC

3.47*	Articles of Organization of Old Dominion Neighborhoods, LLC

3.48*	Limited Liability Company Operating Agreement of Landmark Neighborhoods, LLC

3.49*	Articles of Organization of Spring Park Neighborhoods, LLC

3.50*	Limited Liability Company Operating Agreement of Spring Park Neighborhoods, LLC

3.51*	Articles of Organization of Wall Neighborhoods, LLC

3.52*	Limited Liability Company Operating Agreement of Wall Neighborhoods, LLC

3.53*	Articles of Organization of Zion Neighborhoods, LLC

3.54*	Limited Liability Company Operating Agreement of Zion Neighborhoods, LLC

3.55*	Articles of Organization of Wildewood Neighborhoods, LLC

3.56*	Limited Liability Company Operating Agreement of Wildewood Neighborhoods, LLC

3.57*	Articles of Amendment to Articles of Organization to Bram Neighborhoods, LLC

3.58*	Articles of Organization of Shirlington Neighborhoods, LLC

3.59*	Limited Liability Company Operating Agreement of Shirlington Neighborhoods, LLC

3.60*	Articles of Organization of Avalon West Neighborhoods, LLC

3.61*	Limited Liability Company Operating Agreement of Avalon West Neighborhoods, LLC

3.62****	Articles of Organization of Stanley Martin Custom Homes, LLC

3.63****	Limited Liability Operating Agreement of Stanley Martin Communities, LLC

4.1*	Indenture dated as of August 10, 2005 by and among Stanley-Martin Communities, LLC, Stanley-Martin Financing Corp., each of the Guarantors named therein and The Bank of New York

4.2*	Form of Senior Subordinated Note

4.3*
Registration Rights Agreement dated as of August 10, 2005 by and among Stanley-Martin Communities, LLC, Stanley-Martin Financing Corp., each of the Guarantors named therein and Wachovia Capital Markets, LLC

10.1*	Purchase Agreement dated as of August 3, 2005 by and among Stanley-Martin Communities, LLC, Stanley-Martin Financing Corp, each of the Guarantors named therein and Wachovia Capital Markets, LLC

10.2*	Lot Purchase Agreement by and between Wildewood Residential, LLC and Wildewood Neighborhoods, LLC

10.3*	First Amendment to Lot Purchase Agreement by and between Wildewood Residential, LLC and Wildewood Neighborhoods, LLC

10.6*	Lot Purchase Agreement by and between Wildewood Residential, LLC and Wildewood Neighborhoods, LLC

10.7*	First Amendment to Lot Purchase Agreement by and between Renaissance at Woodlands, LLC and Neighborhoods I, LLC

10.8*	Assignment and Assumption of Lot Purchase Agreement by and between Renaissance at Woodlands, LLC and Neighborhoods I, LLC

10.9*	Lot Purchase Agreement by and between Renaissance at Woodlands and Neighborhoods I, LLC

10.11*	Second Amendment to Lot Purchase Agreement by and between Renaissance at Woodlands, LLC and Neighborhoods I, LLC

10.12*	Assignment and Assumption of Lot Purchase Agreement by and between Renaissance at Woodlands, LLC and Neighborhoods I, LLC

10.13*
First Modified and Restated Loan Agreement among Neighborhoods Capital, LLC, certain Lenders identified therein, Wachovia Capital Markets, LLC, Wachovia Bank and Branch Banking and Trust Company, Southtrust Bank and Key Bank National Association dated as of November 15, 2004

10.14*	Real Estate Contract dated July 5, 2005 by and between The Shaeffer Family and West End Group of Investors and Stanley Martin Companies, Inc.

10.16*	Long Term Incentive Compensation Plan and Agreement with Stuart M. Ginsberg dated November 23, 2005

10.19*	Long Term Incentive Compensation Plan and Agreement with Michael I. Roman dated November 23, 2005

10.20*	Long Term Incentive Compensation Plan and Agreement with Michael E. Schnitzer dated November 23, 2005

10.21*	Second Amendment to Lot Purchase Agreement by and between Wildewood Residential, LLC and Wildewood Neighborhoods, LLC

10.22*	First Modification Agreement by and among Neighborhoods Capital, LLC, certain Lenders identified theren and Wachovia Bank, dated as of July 11, 2005

10.23*	Second Modification Agreement by and among Neighborhoods Capital, LLC, certain Lenders identified theren and Wachovia Bank, dated as of October 5, 2006

10.24**	Long Term Incentive Compensation Plan and Agreement with David W. Duggar dated November 2, 2006

10.25**	Long Term Incentive Compensation Plan and Agreement with Gordon B. Thomas dated November 2, 2006

10.26**
Third Modification Agreement by and among Neighborhoods Capital, LLC, certain Lenders identified theren and Wachovia Bank, dated as of October 5, 2006 incorporated by reference to Exhibit 10.1 of the Registrants form 10-Q filed with the Securities and Exchange Commission on November 30, 2006

10.27**
The Fourth Modification Agreement by and among Neighborhoods Capital, LLC and Wachovia Bank, National Association dated November 27, 2006 is hereby incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 30, 2006.

10.28**	Neighborhood Holdings, LLC Assignment and Contribution Agreement dated September 20, 2006

10.29**	Second Modified and Restated Loan Agreement by and among Neighborhoods Capital, LLC and Wachovia Bank, National Association dated October 12, 2007.

10.30**	Lot Purchase Agreement by and between Avalon West Neighborhoods, LLC and Centex Homes, LLC

10.31***
Second Modified and Restated Loan Agreement among Neighborhoods Capital, LLC, certain Lenders identified therein, Wachovia Capital Markets, LLC, Wachovia Bank, National Association and Branch Banking and Trust Company and First Horizon Home Loan Corporation dated October 12, 2007

12.1	Ratio of Earnings to Fixed Charges (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

31 (a)	Rule 13a-14(a) Certification by Steven B. Alloy, President and Chief Executive Officer (filed herewith)

(b)	Rule 13a-14(a) Certification by Steven B. Alloy, Chief Financial Officer (filed herewith)

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (filed herewith)

*	Incorporated by reference to the corresponding exhibit to the Registrants’ Registration Statement of Form S-4 filed on December 17, 2005 with the Securities and Exchange Commission, as amended.

**	Incorporated by reference to the corresponding exhibit to the Form 10-K filed on March 27, 2007 with the Securities and Exchange Commission.

***	Incorporated by reference to the corresponding exhibit to the Form 8-K filed on October 17, 2007 with the Securities and Exchange Commission.

****	Incorporated by reference to the corresponding exhibit to the Form 10-Q filed on May 11, 2007 with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stanley-Martin Communities, LLC (Registrant)
March 26, 2008	By:	/s/ Steven B. Alloy
Steven B. Alloy
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated:

Signature	Title	Date

/s/ Steven B. Alloy	Manager, President, Chief Executive Officer	March 28, 2008

Steven B. Alloy

/s/ Steven B. Alloy	Chief Financial Officer (Principal Financial Officer)	March 28, 2008

Steven B. Alloy

8

Exhibit Index

Exhibit
Number	Description
12.1	Ratio of Earnings to Fixed Charges (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

31(a)	Rule 13a-14 (a) Certification by Steven B. Alloy, Chief Executive Officer (filed herewith)

31(b)	Rule 13a-14(a) Certification by Steven B. Alloy, Chief Financial Officer (filed herewith)

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (filed herewith)