Form 10-Q
period 2008-03-31
Stanley-Martin Communities, LLC
filed 2008-05-14
CIK 1344478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008.

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
Table of Contents

		Page
		No.
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at March 31, 2008 (Unaudited) and December 31, 2007	F-1
	Condensed Consolidated Statements of Operations and Member’s Capital (Unaudited) for the three months ended March 31, 2008 and 2007	F-2
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2008 and 2007	F-3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	F-4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3	Quantitative and Qualitative Disclosure About Market Risk	13
Item 4.	Controls and Procedures	14

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 6.	Exhibits	15
Signatures		16
Certification
Certification
Written Statement of Chief Executive Officer and Chief Financial Officer

ITEM 1. FINANCIAL STATEMENTS
STANLEY-MARTIN COMMUNITIES, LLC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,
	2008	December 31,
	(unaudited)	2007
Assets
Cash and cash equivalents	$3,515,642	$4,664,911
Real estate inventory	268,234,551	263,008,573
Deposits and escrows, net	2,101,302	2,536,533
Property and equipment, net	1,572,407	1,645,065
Due from related parties	132,463	86,306
Accounts receivable	1,751,654	2,388,026
Deferred financing costs, net	3,720,256	4,054,793
Other assets	2,829,813	1,808,743

	$283,858,088	$280,192,950

Liabilities and Member’s Capital

Liabilities:
Debt	$228,085,000	$214,720,000
Accounts payable and accrued expenses	5,808,107	5,259,319
Due to related parties	138,902	51,816
Accrued interest payable	2,098,274	5,749,318
Purchaser deposits	1,836,431	1,112,613
Cost to complete and customer services reserves	4,001,413	3,639,239
Other liabilities	4,996,517	3,753,625

Total liabilities	246,964,644	234,285,930

Minority interest	360,716	373,615
Member’s capital	36,532,728	45,533,405

	$283,858,088	$280,192,950

See accompanying notes to consolidated financial statements.

STANLEY-MARTIN COMMUNITIES, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Member’s Capital
(unaudited)

	Three months ended March 31,
	2008	2007
Revenues:
Homebuilding sales — homes	$17,412,908	$26,427,123
Homebuilding sales — land	3,000,000	—
Custom home services fees	1,277,146	—
Financial services	1,339,329	2,204,168
Management services	144,000	44,410

Total revenues	23,173,383	28,675,701

Operating expenses:
Cost of sales — homes	14,731,791	20,142,901
Cost of sales — land	3,108,858	—
Cost of sales — custom home services	911,158	—
Impairment of real estate inventory	491,506	—
Selling and marketing expenses	1,776,513	2,130,023
General and administrative expenses	3,961,689	5,185,273

Operating income (loss)	(1,808,132)	1,217,504

Loss on derivative contracts, net	(1,476,199)	(164,372)
Gain on extinguishment of debt, net	3,523,997	—
Other income, net	28,203	186,278

Net income before minority interest	267,869	1,239,410
Minority interest	(20,046)	(86,195)

Net income	247,823	1,153,215

Distributions to members	(9,248,500)	(1,500,000)
Beginning member’s capital	45,533,405	71,124,445

Member’s capital	$36,532,728	$70,777,660

See accompanying notes to consolidated financial statements.

STANLEY-MARTIN COMMUNITIES, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$247,823	$1,153,215
Adjustments to reconcile net income to net cash used in operating activities:
Impairment of real estate inventory	491,506	—
Gain on extinguishment of debt	(3,523,997)	—
Depreciation and amortization	130,216	149,283
Changes in fair value of derivative contracts	1,476,199	164,372
Minority interest	20,046	86,195
Change in:
Real estate inventory	(5,226,201)	(10,922,140)
Accounts receivable and other assets	(384,698)	(308,291)
Due to/from related parties	40,929	(41,154)
Deposits and escrows	435,231	657,299
Accounts payable and accrued expenses	548,788	802,641
Purchaser deposits	723,818	1,412,253
Accrued interest payable	(3,651,044)	(3,594,063)
Other liabilities	(233,307)	(25,347)

Total adjustments	(9,152,514)	(11,618,952)

Net cash used in operating activities	(8,904,691)	(10,465,737)

Cash flows used in investing activities- Purchase of property and equipment	(57,558)	(14,591)

Cash flows from financing activities:
Repayments of loans payable	—	(2,750,000)
Repurchase of subordinated debt	(3,655,575)	—
Draws on line of credit, net	20,750,000	18,750,000
Distribution to member	(9,248,500)	(1,500,000)
Distribution to minority partners	(32,945)	(116,385)

Net cash provided by financing activities	7,812,980	14,383,615

Net increase (decrease) in cash and cash equivalents	(1,149,269)	3,903,287
Cash and cash equivalents at beginning of period	4,664,911	2,845,724

Cash and cash equivalents at end of period	$3,515,642	$6,749,011

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of capitalized interest of $8,262,054 and $8,444,143, respectively	$22,236	$40,300
See accompanying notes to consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)
(1)	Summary of Significant Accounting Policies
(a)	Background and Principles of Consolidation and Combination

The accompanying unaudited consolidated financial statements of Stanley-Martin Communities, LLC (“the Company”) include the accounts of Neighborhoods Capital, LLC and subsidiaries (“Capital”), Stanley Martin Financing Corp., Stanley Martin Companies, LLC (“SMC”), Stanley-Martin Custom Homes, LLC (“SMCH”), First Heritage Mortgage, LLC (“Heritage Mortgage”) and First Excel Title, LLC (“First Excel”). These entities are consolidated subsidiaries of the Company and the Company owns a majority of the voting interest of all the entities. The Company is a wholly-owned subsidiary of Neighborhood Holdings, LLC (“Holdings”), which is controlled by a single group of owners, Martin and Steven Alloy, father and son (“the Control Group”), who own 100% of the voting interests of Holdings. All intercompany balances and transactions have been eliminated in consolidation. The Company is a Delaware limited liability company and no termination date has been specified in the operating agreement.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, the Company suggests that they be read in conjunction with the consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position of March 31, 2008, and the results of its operations for the three months ended March 31, 2008 and 2007 and its cash flows for the three months ended March 31, 2008 and 2007. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
The Company evaluates its deposits related to fixed price lot and land acquisition contracts based on the provisions of Financial Accounting Standards Board Interpretation No. 46, revised, Consolidation of Variable Interest Entities, or FIN 46R. FIN 46R requires the primary beneficiary of a variable interest entity (VIE) to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of variable interests. As of March 31, 2008, the Company has no lot acquisition contracts that would require consolidation of the related VIE.

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

Custom Homes Services Fees

The Company provides custom home construction services for individuals that are not homebuying customers of the Company. The Company accounts for these services using the percentage-of-completion, cost-to-cost method.

Land Sales

The Company has sold certain undeveloped pieces of property to third party developers or certain related parties for continued development by these parties. The Company recognizes revenues on land sales when title passes to the buyer, the buyer has met all initial and continuing investment requirements, and the Company has no continuing involvement with the property. The Company has reflected such sales as “Homebuilding sales — land” within the Consolidated Statements of Operations.

Mortgage Loans and Title Fees

The Company, through its investment in Heritage Mortgage, has a loan purchase agreement with George Mason Mortgage, LLC (“Mason”), whereby Heritage Mortgage agrees to sell and deliver to Mason all mortgage loans that it originates on the date the loans are settled with the mortgage borrower. The price at which the mortgage loans will be sold to Mason is fixed as of the date Heritage Mortgage enters into a rate lock commitment with the borrower and is not subject to fluctuations based on changes in market conditions. If a prospective borrower cancels the loan agreement, the forward sale of the loan to Mason is also cancelled. Heritage Mortgage records mortgage loan fees and gains on the sale of mortgage loans at the date the loans are settled with the mortgage borrower and concurrently sold and delivered to Mason. Heritage Mortgage also has an arrangement whereby it receives additional consideration on the loans sold to Mason calculated as the difference between the interest earned by Mason on the purchased loans prior to sale to another investor and an agreed upon variable interest factor. Mason generally sells these loans within one to four weeks from the purchase from Heritage Mortgage. The additional consideration is included in financial services revenues in the financial statements on an accrual basis. See further discussion of rate lock commitment and forward contracts in Financial Instruments below.

Notes to Condensed Consolidated Financial Statements
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

Heritage Mortgage’s mortgage loan originations are funded through the use of a warehouse loan facility. Cardinal Bank, N.A. has provided the warehouse facility since July 2004. Mason is a wholly-owned subsidiary of Cardinal Bank, N.A. This warehouse facility bears interest at a variable rate based on the Federal Funds Rate. Mason is the principal borrower under the $10 million warehouse facility as an accommodation party (which in this case is equivalent to a guarantor). Accordingly, Heritage Mortgage bears no interest cost nor has any outstanding borrowings on the warehouse facility because ownership of the originated loans is transferred to Mason concurrent with our closing of the loan with the borrower.

We recognize title insurance premiums associated with our title operations as home sales are closed, closing services are rendered and title policies are issued, all of which generally occur simultaneously as each home is closed. All of the title insurance policies are underwritten by a third party insurer.

(d)	Homebuilding Inventory

Homebuilding inventory is stated at cost unless a community is determined to be impaired, in which case the impaired inventories are written down to fair value. The cost of developed lots and uncompleted homes represents the actual costs that are accumulated on a project basis with direct costs accumulated on a specific identification basis by unit within the project. Finance costs, including interest, and real estate taxes are capitalized as inventory costs. Field construction and supervision salaries and related overhead expenses are included in inventory costs. Selling, general and administrative costs are expensed as incurred. Upon settlement, direct costs are expensed based on actual costs incurred and cost to complete, and other capitalized costs are expensed on an estimated standard cost basis. Estimated costs to complete and customer service reserves are provided for as homes are settled.

Land, land development and other indirect costs, both incurred and estimated to be incurred in the future, are allocated to the cost of homes closed based upon the total number of homes to be constructed in each community. Any revisions resulting from a change in the estimated number of homes to be constructed or in estimated costs subsequent to the commencement of delivery of homes are reallocated. Home construction and related costs are charged to the cost of homes closed under the specific identification method. The estimated land, common area development and related costs of master planned communities are allocated to individual communities within a master planned community on a relative sales value basis. Any revisions resulting from a change in the estimated number of homes to be constructed or in the estimated costs subsequent to the commencement of delivery of homes are reallocated to each of the communities of the master planned community in future periods.

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

Notes to Condensed Consolidated Financial Statements
(unaudited)
(e)	Warranty Accruals

Warranty accruals are established to provide for probable future expenses that can be reasonably estimated as a result of construction, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and other outside counsel retained to handle specific product liability cases. This liability is included in cost to complete and customer service reserves and the provision recorded each period is recognized as a component of cost of sales. The following table reflects the changes in the Company’s accrued liability for warranty costs for the three months ended March 31, 2008 and 2007.

	For the three months ended
	March 31,
	2008	2007
Balance, Beginning of period	$539,476	$1,243,051
Provision	115,813	124,158
Payments	(254,144)	(443,187)

Balance, End of period	$401,145	$924,022

(f)	Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of three months or less.

(g)	Financial Instruments

The Company accounts for its derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). The Company has interest rate swaps and an interest rate collar which are considered derivative instruments. The Company entered into these derivative contracts to economically hedge its exposure to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes. The Company has not designated the interest rate swaps or collar as cash flows hedges for financial reporting purposes. Amounts paid or received under these agreements and changes in the fair values of the instruments are recognized as “Loss on derivative contracts, net” in the consolidated statements of operations. The fair value of the collar and swaps are reflected in the consolidated balance sheets as a component of either other assets or other liabilities.

The rate lock commitments of Heritage Mortgage to borrowers and the forward sales contracts to Mason (discussed in Mortgage Loan and Title Fees above) are undesignated derivatives pursuant to the requirements of SFAS No. 133 and accordingly are marked to fair value through earnings.

Beginning in 2008, the Company adopted on a prospective basis SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) and Staff Accounting Bulletin 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB No. 109”) both of which impact the determination of the fair value of rate lock commitment to the borrower and the forward sale to Mason.

SFAS No. 157 assigns a fair value hierarchy to the inputs used to measure fair value under the rule. Level 1 inputs are quoted prices in active markets for identical assets and liabilities. Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
The fair value of the Company’s rate lock commitments to borrowers and the related input levels includes, as applicable, the effects of interest rate movements between the date of the rate lock and the balance sheet date, and the value of the servicing rights associated with the loan. Each of these components is considered to have fair values determined based upon level 2 inputs.

To calculate the effects of interest rate movements, the Company utilizes applicable investor daily interest rate sheets and multiplies the price movement between the rate lock date (level 2) and the notional commitment amount. The fair value of the Company’s forward sales contracts to Mason solely considers the price movement of investor price sheets between the rate lock date and the balance sheet date (level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

The Company sells all of its loans on a servicing released basis, and receives a servicing release premium upon sale. Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors (level 2) and are approximately 1.62% of the loan amount. The Company assumes an approximate 40% fallout rate when measuring the fair value of rate lock commitments, which is consistent with our historical rate of fallout from rate lock commitments with customers. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on historical experience.

Prior to the adoption of SAB No. 109 and SFAS No. 157, the net fair value of the rate-lock commitment to the borrower and the forward sale to Mason were zero because any change in underlying interest rates have an equal and offsetting impact and all originated loans are immediately sold to Mason concurrent with the closing of the loan with the borrower. The resulting unrealized $250,423 gain in the first quarter of 2008 from the fair value calculation was primarily attributable to the inclusion of the value of the servicing rights in the calculation as required by SAB No. 109. This gain is reflected in financial services revenues in the accompanying financial statements. The aforementioned fair value measurement change for the first quarter of 2008 is a net increase in financial services revenues and will be impacted in the future by the change in volume and product mix of our locked loan commitments.

(h)	Property and Equipment

Property and equipment is stated at cost and is depreciated using the straight-line method over estimated useful lives as follows:

Useful lives
Office furniture and equipment	3-10 years
Leasehold improvements	Life of lease
Motor vehicles	5 years
(i)	Income Taxes

The Company is a limited liability company which is not subject to income taxes because each member reports its share of taxable income, gains, losses, deductions, and credits on their income tax returns. Capital and, as of January 1, 2007, SMC are also limited liability companies. SMC was a C corporation for the period July 1, 2005 to December 31, 2006. Accordingly, no federal or state income taxes have been provided for in the consolidated financial statements beginning January 1, 2007. The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes”, as of January 1, 2007. There was not any effect to the financial statements related to this adoption.

(j)	Reclassifications

Certain prior year financial statement amounts have been reclassified to the current year presentation.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
(2)	Real Estate Inventory
Real estate inventory consists of the following:

	March 31,	December 31,
	2008	2007
Land	$151,836,067	$155,196,105
Construction and other costs	73,508,085	68,893,367
Finance costs	42,890,399	38,919,101

	$268,234,551	$263,008,573

The Company capitalizes interest costs to inventory during the development and construction period. Capitalized interest is charged to cost of sales when the related inventory is delivered for sale. Interest incurred, capitalized and charged to cost of sales for the three-month period ended March 31, 2008 and 2007 is summarized as follows:

	Three months ended
	March 31,
	2008	2007
Interest incurred and capitalized	$4,501,445	$4,850,080
Interest cost unrelated to homebuilding, expensed	95,098	40,300
Capitalized interest charged to cost of sales	965,786	1,056,285
(3)	Property and Equipment

Property and equipment consists of the following:

	March 31,	December 31,
	2008	2007
Office furniture and equipment	$3,690,216	$3,646,055
Leasehold improvements	756,194	756,194
Motor vehicles	97,843	97,843

	4,544,253	4,500,092
Less accumulated depreciation	(2,971,846)	(2,855,027)

	$1,572,407	$1,645,065

(4)	Debt Debt consists of the following:

	March 31,	December 31,
	2008	2007
Senior subordinated notes, bearing interest at 9.75% payable semi-annually on February 15 and August 15, due August 2015	$138,335,000	$145,720,000
Senior secured credit facility, $127.5 million line of credit, bearing interest at LIBOR plus 1.75 to 2.25% (4.83% and 6.73% at March 31, 2008 and December 31, 2007, respectively) due December 2010	89,750,000	69,000,000

	$228,085,000	$214,720,000

Notes to Condensed Consolidated Financial Statements
(unaudited)
The line of credit and senior subordinated notes are collateralized by real estate inventory. Interest payments on the line of credit are required monthly. The interest rate on the line of credit fluctuates between 1.75% and 2.25% above one month LIBOR. The interest rate spread was 1.75% as of March 31, 2008. At March 31, 2008, the Company has $122.5 million available under its borrowing base on the line of credit of which the Company has borrowed $89.8 million. The line of credit agreement requires Capital to maintain certain liquidity and debt ratios, minimum tangible net worth levels and other operating restrictions. As of March 31, 2008, Capital was in compliance with the covenants.

On October 12, 2007, our senior secured credit facility was amended, to among other things, extend the maturity date of the facility by one year from December 1, 2009 until December 1, 2010. The senior secured credit facility provides financing of up to $127.5 million, consisting of a revolving credit facility and includes borrowing capacity available to our subsidiary, Capital and certain of its subsidiaries, for letters of credit. The reduction in the amount of financing available from $150.0 million to $127.5 million was a result in the reduction of the number of syndicated banks participating in the facility. The facility was also amended to reinstitute an “accordion” feature which allows for, at the Company’s option, (i) the addition of syndicated banks and (ii) an increase in future financing under the facility to $150.0 million. The facility was also amended to reflect changes in the calculation of the borrowing base, including the amount of time during which land under development and finished lots may be included in the calculation of the borrowing base.

In August, 2005, the Company issued $150 million of senior subordinated notes bearing interest at 9.75% and used a portion of the proceeds to repay substantially all of its then outstanding debt. The notes require semi-annual interest payments on February 15 and August 15. The senior subordinated notes are guaranteed by certain subsidiaries of the Company (see note 10).

During the third quarter of 2007, the Company repurchased senior subordinated notes with a face value of $4.3 million for $3.1 million. The transaction resulted in a gain on extinguishment of debt of $1.0 million after the write-off of related deferred financing costs.

During the first quarter of 2008, the Company repurchased an additional $7.4 million (face value) of the senior subordinated notes for $3.7 million. The transaction resulted in a gain of extinguishment of debt of $3.5 million after the write-off of related deferred financing costs.

In addition, during the first quarter of 2008, Holdings purchased $16.5 million (face value) of senior subordinated notes in four individually negotiated transactions for $8.1 million. Holdings is holding the senior subordinated notes for investment.

Subsequent to March 31, 2008, the Company repurchased an additional $5.0 million (face value) of senior subordinated notes for $2.4 million. The transaction resulted in a gain on extinguishment of debt of $2.5 million after the write-off of related deferred financing costs.

The Company estimates that the fair value of its debt is approximately $154,767,000 and $153,518,000 at March 31, 2008 and December 31, 2007, respectively.

The Trust Indenture related to the senior subordinated notes (“Trust Indenture”) permits payments of distributions by the Company to Holdings including but not limited to the following: a) a permitted tax dividend to allow the direct and indirect beneficial owners of the equity interests of the Company to pay taxes on the net income generated by the Company; b) up to $4.0 million each calendar year to allow Holdings to make required monthly payments to the Holdings Series A Investors; c) up to $500,000 each calendar year to allow Holdings to pay corporate overhead expenses incurred in the ordinary course of business; and d) an aggregate $5.0 million of additional ‘Restricted Payments’ (as defined therein) from the Issue Date. In addition, the Trust Indenture provides for an additional distribution up to fifty percent (50%) of consolidated net income for a period only to the extent certain ratios are maintained (the Ratio Exception as defined in the Trust Indenture) by the Company. Distributions made have met the requirements of the Trust Indenture.

The Company’s “Consolidated Tangible Net Worth” (as defined in the Trust Indenture) was $32,812,472 as of March 31, 2008. In accordance with the Trust Indenture, the Company is required to notify the Trustee within 55 days after the end of the quarter if its Consolidated Tangible Net Worth is less than $35 million. Under the Trust Indenture, if the Company’s Consolidated Tangible Net Worth is less than $35 million for two consecutive quarters, within 65 days after the end of such second quarter, the Company would be required to cure the Consolidated Tangible Net Worth deficiency by obtaining a sufficient additional cash equity investment or to offer to repurchase 10% of the then outstanding senior subordinated notes at par (a “Repurchase Offer”). To date, the Company has repurchased senior subordinated notes in the aggregate amount of $16.7 million (face amount). Under the Trust Indenture, the Company is not required to make a Repurchase Offer to the extent that it has previously reacquired senior subordinated notes with a principal amount in excess of the amount of notes required to be subject to the Repurchase Offer.

The Consolidated Tangible Net Worth deficiency was $2,187,528 at March 31, 2008. In the event that the Consolidated Tangible Net Worth is less than $35 million at June 30, 2008, the Company’s repurchases of senior subordinated notes would exceed the Repurchase Offer and satisfy the Company’s obligation

Notes to Condensed Consolidated Financial Statements
(unaudited)
(5)	Derivative Instruments and Hedging Activities

The Company has the following derivative instruments:

Notional Amount	Purchased	Matures	Company Pays	Company Receives
$12,500,000	December 2004	December 1, 2009	Fixed Rate payments at 4.12%	Variable rate payments at 1-month LIBOR
$12,500,000	October 2006	October 3, 2011	Variable payments at 1-month LIBOR below 4.65%	Variable payments at 1-month LIBOR above 5.50%
$25,000,000	December 2005	December 1, 2010	Fixed rate payments at 5.01%	Variable rate payments at 1-month LIBOR
The Company recorded a loss on derivative instruments of $(1,476,199) and $(164,372) for the three month periods ended March 31, 2008 and 2007, respectively The fair value of the derivative instruments was $(2,707,083) and $(1,357,939) at March 31, 2008 and December 31, 2007 respectively.
(6)	Financial Services Revenues

Financial services revenue related to Heritage Mortgage and First Excel, the Company’s mortgage banking and title insurance subsidiaries, is as follows:

	Three months ended
	March 31,
	2008	2007
Loan origination fees	$704,754	$1,242,499
Gain on sale of mortgages	560,205	894,026
Title insurance premiums	74,370	67,643

Financial services revenue	$1,339,329	$2,204,168

“Gain on sale of mortgages” includes an unrealized gain of $250,423 related to the adoption of SAB No. 109 and SFAS No. 157 in the first quarter of 2008.

(7)	Leases

The Company leases office space in Virginia and Maryland. These noncancellable operating leases expire at various dates through 2016. Total rent expense was approximately $319,000 and $324,000 for the three months ended March 31, 2008 and 2007, respectively.

The Company’s 6,000 square foot design studio is being subleased from a related party, Heritage Contracting, LLC (see Note 11) for $5,965 a month. The sublease expires on May 31, 2011.

(8)	Minority Interest

The Company owns a 75% interest in Heritage Mortgage. The remaining 25% is held by an unaffiliated investor. The minority member’s share of Heritage Mortgage’s net income was $14,797 and $63,364 for the three months ended March 31, 2008 and 2007.

The Company owns a 51% interest in First Excel. The remaining 49% interest is held by an unaffiliated investor. The minority member’s share of net income was $5,249 and $22,831 for the three months ended March 31, 2008 and 2007, respectively.

Notes to Condensed Consolidated Financial Statements
(unaudited)
(9)	Segment Reporting

The Company’s operations consist primarily of its homebuilding segment, which is engaged in the design, marketing, development, construction and sale of single family and townhome residential communities concentrated in the Washington, D.C. metropolitan area. The homebuilding information set forth below includes revenue and expenses related to land sales and custom home services. The Company’s remaining operations consist primarily of mortgage banking loan origination and mortgage title insurance brokerage services and are combined as financial services below. The Company’s operating segments are organized and operate as separate businesses with no centrally incurred costs or intersegment revenues. The Company’s segment information is as follows:

As of and for the three months ended March 31,:

	2008
		Financial
	Homebuilding	Services	Totals
Revenues	$21,834,054	$1,339,329	$23,173,383
Depreciation and amortization	97,425	32,791	130,216
Segment net income	197,970	49,853	247,823
Segment assets	281,652,649	2,205,439	283,858,088
Expenditures for segment assets	47,558	10,000	57,558

	2007
		Financial
	Homebuilding	Services	Totals
Revenues	$26,471,533	$2,204,168	$28,675,701
Depreciation and amortization	105,164	44,119	149,283
Segment net income	939,354	213,861	1,153,215
Segment assets	311,087,965	3,433,028	314,520,993
Expenditures for segment assets	11,451	3,140	14,591
(10)	Supplemental Guarantor and Non-Guarantor Information

As of March 31, 2008 all subsidiaries of the Company guarantee the Senior Subordinated Notes except for SMC, Heritage Mortgage, First Excel, SMCH, Flowing Springs Neighborhoods, LLC, Bradley Square Neighborhoods, LLC and Spriggs Road Neighborhoods, LLC. The separate financial statements of each guaranteeing subsidiary (each a Guarantor Subsidiary) and Stanley-Martin Financing Corp., the co-issuer of the Senior Subordinated Notes, are not presented because the Company has concluded that such financial statements are not material. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary and Stanley-Martin Financing Corp. is 100% owned by the Company. The Company is referred to as the Parent in the following condensed consolidating and combining financial information. Upon issuance of the Senior Subordinated Notes in August 2005, certain subsidiaries engaged in homebuilding activities were designated as guarantors. To the extent that those subsidiaries were in existence in prior periods, the subsidiaries were included in the “Guarantor Subsidiaries” column.

The following condensed, combining and consolidating financial information sets forth the financial position as of March 31, 2008 and December 31, 2007 and the results of operations and cash flows for the three months ended March 31, 2008 and 2007 of the Parent, the Guarantor Subsidiaries, the Non-Guarantor Homebuilding Subsidiaries and the Other Non-Guarantor Subsidiaries.

Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating Balance Sheet as of March 31, 2008

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash	$—	$653,274	$2,300,760	$561,608	$—	$3,515,642
Real estate inventory	793,212	204,115,941	64,752,840	—	(1,427,442)	268,234,551
Deposits and escrows	—	1,885,284	184,218	31,800	—	2,101,302
Property and equipment, net	—	185,866	1,143,676	242,865	—	1,572,407
Due from related parties	299,646	(224,587)	(119,344)	—	176,748	132,463
Investment in affiliates	171,740,572	40,207,153	—	—	(211,947,725)	—
Accounts receivable	—	613,215	368,852	769,587	—	1,751,654
Deferred financing costs, net	3,720,256	—	—	—	—	3,720,256
Other assets	—	27,350	2,202,884	599,579	—	2,829,813

	$176,553,686	$247,463,496	$70,833,886	$2,205,439	$(213,198,419)	$283,858,088

Debt	$138,335,000	$89,750,000	$—	$—	$—	$228,085,000
Accounts payable and accrued expenses	—	179,521	4,642,685	1,004,605	(18,704)	5,808,107
Due to related parties	—	—	—	—	138,902	138,902
Accrued interest payable	1,685,958	412,316	—	—	—	2,098,274
Purchaser deposits	—	1,836,431	—	—	—	1,836,431
Cost to complete and customer service reserves	—	3,810,306	191,107	—	—	4,001,413
Other liabilities	—	3,941,932	1,049,665	4,920	—	4,996,517

	140,020,958	99,930,506	5,883,457	1,009,525	120,198	246,964,644
Minority interest	—	—	—	360,716	—	360,716
Member’s capital	36,532,728	147,532,990	64,950,429	835,198	(213,318,617)	36,532,728
						[a]aa[a] [a]aa [a]aa[a][a][a][a][a][a]
	$176,553,686	$247,463,496	$70,833,886	$2,205,439	$(213,198,419)	$283,858,088

Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating Balance Sheet as of December 31, 2007

			Non-Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash	$—	$3,222,679	$847,052	$595,180	$—	$4,664,911
Real estate inventory	684,953	202,208,244	61,590,350	—	(1,474,974)	263,008,573
Deposits and escrows	—	1,998,639	506,094	31,800	—	2,536,533
Property and equipment, net	—	186,214	1,193,195	265,656	—	1,645,065
Due from related parties	(67,183)	(17,400)	187,476	—	(16,587)	86,306
Accounts receivable	—	284,150	882,570	1,221,306	—	2,388,026
Investment in affiliates	192,240,064	40,776,995	—	—	(233,017,059)	—
Deferred financing costs, net	4,054,793	—	—	—	—	4,054,793
Other assets	—	41,449	1,198,866	568,428	—	1,808,743

	$196,912,627	$248,700,970	$66,405,603	$2,682,370	$(234,508,620)	$280,192,950

Debt	$145,720,000	$69,000,000	$—	$—	$—	$214,720,000
Accounts payable and accrued expenses	331,335	195,322	3,437,732	1,489,122	(194,192)	5,259,319
Due to related parties	—	—	51,816	—	—	51,816
Accrued interest payable	5,327,887	421,431	—	—	—	5,749,318
Purchaser deposits	—	1,051,323	61,290	—	—	1,112,613
Cost to complete and customer service reserves	—	3,492,265	146,974	—	—	3,639,239
Other liabilities	—	2,657,938	1,095,687	—	—	3,753,625

	151,379,222	76,818,279	4,793,499	1,489,122	(194,192)	234,285,930
Minority interest	—	—	—	373,615	—	373,615
Member’s capital	45,533,405	171,882,691	61,612,104	819,633	(234,314,428)	45,533,405

	$196,912,627	$248,700,970	$66,405,603	$2,682,370	$(234,508,620)	$280,192,950

Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating Statement of Operations for the
three months ended March 31, 2008

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding sales	$—	$20,412,908	$1,277,146	$—	$—	$21,690,054
Financial services	—	—	—	1,339,329	—	1,339,329
Management services	112,500	—	1,952,824	—	(1,921,324)	144,000

Total revenues	112,500	20,412,908	3,229,970	1,339,329	(1,921,324)	23,173,383

Operating expenses:
Cost of sales	—	18,453,742	865,477	—	(567,412)	18,751,807
Impairment of real estate inventory	—	491,506	—	—	—	491,506
Selling and marketing expenses	—	1,697,869	110,025	11,073	(42,454)	1,776,513
General and administrative expenses	1,268,654	315,720	2,477,958	1,258,357	(1,359,000)	3,961,689

Operating income (loss)	(1,156,154)	(545,929)	(223,490)	69,899	47,542	(1,808,132)
Equity in earnings (losses) of affiliates	(2,120,020)	(459,873)	—	—	2,579,893	—
Gain on derivative contracts, net	—	(1,476,199)	—	—	—	(1,476,199)
Gain on extinguishment of debt	3,523,997	—	—	—	—	3,523,997
Other income, net	—	90,012	(61,809)	—	—	28,203

Net income (loss) before minority interest	247,823	(2,391,989)	(285,299)	69,899	2,627,435	267,869
Minority interest	—	—	—	(20,046)	—	(20,046)

Net income (loss)	$247,823	$(2,391,989)	$(285,299)	$49,853	$2,627,435	$247,823

Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating Statement of Operations for the
three months ended March 31, 2007

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding sales	$—	$26,427,123	$—	$—	$—	$26,427,123

Financial services	—	—	—	2,204,168	—	2,204,168
Management services	—	—	1,445,859	—	(1,401,449)	44,410

Total revenues	—	26,427,123	1,445,859	2,204,168	(1,401,449)	28,675,701

Operating Expenses:
Cost of sales	—	21,828,721	(94,250)	—	(1,591,570)	20,142,901
Selling and marketing expenses	—	2,040,655	50,292	12,345	26,731	2,130,023
General and administrative expenses	111,722	408,422	2,773,362	1,891,767	—	5,185,273

Operating income (loss)	(111,722)	2,149,325	(1,283,545)	300,056	163,390	1,217,504

Equity in earnings (losses) of affiliates	1,264,937	2,152,160	—	—	(3,417,097)	—
Gain on derivative contracts, net	—	(164,372)	—	—	—	(164,372)
Other income, net	—	128,197	58,081	—	—	186,278

Net income (loss) before minority interest	1,153,215	4,265,310	(1,225,464)	300,056	(3,253,707)	1,239,410
Minority interest	—	—	—	(86,195)	—	(86,195)

Net income	$1,153,215	$4,265,310	$(1,225,464)	$213,861	$(3,253,707)	$1,153,215

Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating Statement of Cash Flows for the
three months ended March 31, 2008

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$247,823	$(2,391,989)	$(285,249)	$49,853	$2,627,435	$247,823
Impairment of real estate inventory	—	491,506	—	—	—	491,506
Equity in losses (earnings) of affiliates	2,120,020	459,873	—	—	(2,579,893)	—
Changes in real estate inventory	20,850	(2,081,162)	(3,118,347)	—	(47,542)	(5,226,201)
Other operating activities	10,515,382	(19,750,075)	4,857,304	(40,480)	—	(4,417,819)

Net cash provided by (used in) operating activities	12,904,075	(23,271,847)	1,453,708	9,373	—	(8,904,691)

Investing activities:
Net cash used in investing activities — purchases of property and equipment	—	(47,558)	—	(10,000)	—	(57,558)

Financing activities:
Draws on (repayments of) line of credit	—	20,750,000	—	—	—	20,750,000
Repurchase of subordinated debt	(3,655,575)	—	—	—	—	(3,655,575)
Distribution to members	(9,248,500)	—	—	—	—	(9,248,500)
Distributions to minority partners	—	—	—	(32,945)	—	(32,945)

Net cash provided by (used in) financing activities	(12,904,075)	20,750,000	—	(32,945)	—	7,812,980

Increase (decrease) in cash and cash equivalents	—	(2,569,405)	1,453,708	(33,572)	—	(1,149,269)
Cash and cash equivalents, beginning of period	—	3,222,679	847,052	595,180	—	4,664,911

Cash and cash equivalents, end of period	$—	$653,274	$2,300,760	$561,608	$—	$3,515,642

Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating and Combining Statement of Cash Flows for the
three months ended March 31, 2007

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Combined
Operating activities:
Net income (loss)	$1,153,215	$4,265,310	$(1,225,464)	$213,861	$(3,253,707)	$1,153,215
Equity in losses (earnings) of affiliates	(1,264,937)	(2,152,160)	—	—	3,417,097	—
Changes in real estate inventory	29,230	(25,354,432)	14,566,452	—	(163,390)	(10,922,140)
Other operating activities	1,582,492	7,879,826	(9,788,146)	(370,984)	—	(696,812)

Net cash provided by (used in) operating activities	1,500,000	(15,361,456)	3,552,842	(157,123)	—	(10,465,737)

Investing activities:
Net cash used in investing activities — purchases of property and equipment	—	—	(11,451)	(3,140)	—	(14,591)

Financing activities:
Borrowings on (repayments of) loans payable, net	—	(2,750,000)	—	—	—	(2,750,000)
Draws on (repayments of) line of credit	—	18,750,000	—	—	—	18,750,000
Distribution to members	(1,500,000)	—	—	—	—	(1,500,000)
Distributions to minority partners	—	—	—	(116,385)	—	(116,385)

Net cash provided by (used in) financing activities	(1,500,000)	16,000,000	—	(116,385)	—	14,383,615

Increase (decrease) in cash and cash equivalents	—	638,544	3,541,391	(276,648)	—	3,903,287
Cash and cash equivalents, beginning of period	—	888,326	1,138,737	818,661	—	2,845,724

Cash and cash equivalents, end of period	$—	$1,526,870	$4,680,128	$542,013	$—	$6,749,011

Notes to Condensed Consolidated Financial Statements
(unaudited)
(11)	Related Party Transactions

The Company is wholly owned by Holdings. During the three months ended March 31, 2008 and 2007, the Company made $9.2 million and $1.5 million in distributions to Holdings, respectively. In the future, the Company may be required to distribute funds to Holdings in order to allow Holdings to meet its operating and financing obligations. The Trust Indenture governing the Senior Subordinated Notes permits annual distributions from the Company to Holdings of, among other things, up to $4.0 million, to meet cash distribution obligations of Holdings to its Class A investors, up to $500,000 each year to cover Holdings’ overhead and a $5.0 million unrestricted, cumulative distribution.

A subsidiary of Capital has lot purchase agreements with a 50% owned joint venture of Holdings to purchase 117 finished lots in Loudoun County, Virginia. The purchase price of the lots is based on a predetermined price schedule that contains price escalators of one and a half percent (1.5%) per quarter based on the timing of the lot purchases. As of March 31, 2008, Capital had purchased 73 lots for $12.6 million.

Based on the expected timing of the remaining lot purchases and the estimated individual lot purchase prices at that time under these lot purchase agreements, the Company’s estimated remaining purchase obligation at March 31, 2008 is approximately $8.7 million for 44 lots.

Due from related parties primarily represents amounts due from various entities under the control of the Control Group. Due to related parties primarily represents amounts due to Holdings. All related party receivables and payables are non interest bearing and due on demand.

Management services revenue reported in the statements of operations represents management and accounting support services provided to three related parties, Holdings, Heritage Contracting, LLC and Duball, LLC, through common ownership. The Company utilizes Heritage Contracting, LLC, for contracting services on many of its projects. The Company paid Heritage Contracting approximately $517,000 and $321,000 for the three months ended March 31, 2008 and 2007, respectively. The Company subleases certain space for its design center from Heritage Contracting, LLC (see Note 7). The Company also has certain management and construction services performed by Duball, LLC. The Company paid Duball, LLC $166,000 and $307,000 for the three months ended March 31, 2008 and 2007, respectively.

(12)	Commitments and Contingencies
(a)	Legal Proceedings

The Company and its subsidiaries are involved in litigation arising from the normal course of business. In the opinion of management, and based on advice of legal counsel, this litigation is not expected to have any material adverse effect on the financial position or results of operations of the Company. Although we are unable to determine the ultimate outcome of these legal actions with certainty, the Company has recorded a $1.2 million liability at December 31, 2007 for legal contingencies that have probable unfavorable outcomes and can be reasonably estimated.

(b)	Guarantees

At March 31, 2008 and December 31, 2007, the Company was contingently liable on performance bonds amounting to approximately $25.6 million and $27.1 million, respectively, to ensure completion of required public improvements related to its homebuilding projects.

Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company is contingently liable under outstanding letters of credit of approximately $2.9 million and $3.0 million at March 31, 2008 and December 31, 2007, respectively.

Heritage Mortgage guarantees amounts outstanding under the $10 million warehouse loan facility. At March 31, 2008, the balance on the warehouse loan facility was $884,989. Heritage Mortgage’s obligation to perform under this guarantee principally arises if Mason defaults on its obligations under the warehouse loan facility. Cardinal Bank, N.A. is the lender on the warehouse loan facility and the parent of Mason. The Company has not recorded any liability related to this guarantee as of March 31, 2008 and December 31, 2007.

Heritage Mortgage is qualified to participate under the VA loan guaranty program and is an approved FHA lender. As a result of its participation in these Federal programs, Heritage Mortgage is required to maintain a minimum net worth of $88,000. At March 31, 2008 and December 31, 2007, Heritage Mortgage was in compliance with the minimum net worth requirements.

The Company has guaranteed amounts due under an operating lease entered into by Heritage Contracting. Payments under the lease in 2008 which are paid by Heritage Contracting were approximately $209,000. Amounts due under this lease increase by 3 percent each year through expiration in May 2011.

(c)	Contract Land Deposits

At March 31, 2008, the Company had entered into various agreements with affiliated and unaffiliated parties to purchase land for approximately $9.7 million. The Company had deposits of $200,000 at December 31, 2007, pertaining to these land purchase agreements. There were no outstanding contract land deposits as of March 31, 2008. The Company is not the primary beneficiary in any of the variable interest entities that hold these land purchase agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION
     Certain information included herein and in our other reports, SEC filings, statements and presentations is forward-looking within the meaning of the Private Securities Litigation Act of 1995, including, but not limited to, statements concerning our anticipated operating results, financial resources, changes in revenues, changes in profitability, growth and expansion, anticipated income to be realized from our investments in unconsolidated entities, the ability to acquire land, the ability to secure governmental approvals and the ability to open new communities, the ability to sell homes and properties, the ability to deliver homes from backlog, the average delivered prices of homes, the ability to secure materials and subcontractors, and the ability to maintain the liquidity and capital necessary to expand and take advantage of future opportunities. In some cases you can identify those so called forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project,” “intend,” “can,” “could,” “might,” or “continue,” or the negative of those words or other comparable words. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in our other reports, SEC filings, statements and presentations. These risks and uncertainties include local, regional and national economic conditions, the demand for homes, domestic and international political events, uncertainties created by terrorist attacks, the effects of governmental regulation , the competitive environment in which we operate, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, the availability of capital, uncertainties and fluctuations in capital and securities markets, changes in tax laws and their interpretation, legal proceedings, the availability of adequate insurance at reasonable cost, the ability of our customers to finance the purchase of homes, the availability and cost of labor and materials, and weather conditions. Additional information concerning potential factors that we believe could cause our actual results to differ materially from expected and historical results is included in “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2007. Moreover, the financial guidance contained herein related to our expected results of operations for fiscal 2007 reflects our expectations as of May 13, 2008 and is not being reconfirmed or updated by this Quarterly Report on Form 10-Q.
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
     When this report uses the words “we,” “us,” and “our,” they refer to Stanley-Martin Communities, LLC and its subsidiaries, unless the context otherwise requires. Reference herein to “fiscal 2008,” and “fiscal 2007,” refer to our quarter ending March 31, 2008 and our quarter ended March 31, 2007, respectively.
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

     Beginning in the third quarter 2005 and continuing into 2008, we have experienced a slowdown in new contracts signed. The value of our backlog as of March 31, 2008 was $41.3 million, a 47.0% decline compared to the value of our backlog as of March 31, 2007. We believe this slowdown is attributable to a decline in consumer confidence, an overall softening of demand for new homes, and an oversupply of homes available for sale. We attribute the reduction in demand to concerns on the part of prospective home buyers about the direction of home prices, due in part to many builders’ advertising price reductions and increased sales incentives, and concerns by the prospective home buyers about being able to sell their existing homes. In addition, we believe speculators and investors are no longer helping to fuel demand. We have been impacted by an overall increase in the supply of homes available for sale, and by builders who are attempting to reduce their inventories by lowering prices and adding incentives. Our first quarter 2008 cancellation rate was 3%. We experienced a 2% cancellation rate in the first quarter 2007. Our historical cancellation rate has been approximately 9%. When we report contracts signed, the number and value of contracts signed are reported net of any cancellations occurring during the reporting period, whether signed in that reporting period or in a prior period. Despite this slowdown, we remain cautiously optimistic about the future of our business. Metropolitan Washington, D.C. fundamentals remain strong due to the continuing regulation-induced constraints on lot supplies, the growing number of affluent households, low unemployment and strong job creation.
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
     The Company is concerned about the current status in the secondary mortgage market. However, with few exceptions, through our first-quarter-end, our buyers generally were able to obtain loans. Nevertheless, tightening credit standards will likely continue to shrink the pool of potential home buyers. Mortgage market liquidity issues and higher borrowing rates may impede some of our home buyers from closing, while others may find it more difficult to sell their existing homes as their buyer faces the problem of obtaining a mortgage. However, we believe that our buyers generally should be able to continue to secure mortgages. Although we cannot predict the short- and long-term liquidity of the loan markets, we caution that, given the current uncertainties in the mortgage markets, the pace of home sales could slow further until the credit markets stabilize.
     Because of the length of time that it takes to obtain the necessary approvals on a property, complete land improvements and deliver a home after a home buyer signs an agreement of sale, we are subject to many risks. We attempt to reduce our risk by controlling land for future development through options when market conditions permit, thus allowing us to obtain the necessary governmental approvals before acquiring title to the land. In addition, we attempt to reduce our risk by generally commencing construction of a home after executing an agreement of sale and receiving a substantial downpayment from a buyer, and using subcontractors to perform home construction and land development on a fixed-price basis. We currently do not hold many option contracts because older contracts have been cancelled in this period of declining land prices and the current market conditions are showing little activity on new properties as land holders are waiting for prices to stabilize.
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

Application of Critical Accounting Estimates and Policies
     This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     We believe the following critical accounting policies are the more significant judgments and estimates used in the preparation of our consolidated financial statements:
Revenue Recognition
     Homebuilding. We build single-family and townhome residences, which are generally produced on a pre-sold basis for our customers. We recognize revenue on the sale of a home at the time the units are completed and title to the home passes to the customer at settlement.
     In 2007, we commenced custom home building services under the name Stanley-Martin Custom Homes, LLC (“SMCH”). As of March 31, 2008, Custom Homes has been engaged to construct twelve homes for individuals that are not homebuying customers of the Company, four of which have not commenced construction, two of which were completed in the first quarter of 2008 and six of which have commenced construction. The Company recognizes custom home services fees based on percentage of completion method.
     Mortgage Loans and Title Fees. We have, through our investment in First Heritage Mortgage, LLC (“Heritage Mortgage”), a loan purchase agreement with George Mason Mortgage (“Mason”) whereby Heritage Mortgage agrees to sell and deliver to Mason all mortgage loans that it originates on the date the loans are settled with the mortgage borrower. The price at which the mortgage loans will be sold to Mason is fixed as of the date Heritage Mortgage enters into a rate lock commitment with the borrower and is not subject to fluctuations based on changes in market conditions. If a prospective borrower cancels the loan agreement, the forward sale of the loan to Mason is also cancelled. Heritage Mortgage records mortgage loan fees and gains on the sale of the mortgage loans at the date the loans are settled with the mortgage borrower and concurrently sold and delivered to Mason. Heritage Mortgage also has an arrangement whereby it receives additional consideration on the loans sold to Mason calculated as the difference between the interest earned by Mason on the purchased loans prior to sale to another investor and an agreed upon variable interest factor. Mason generally sells these loans within one to four weeks from the purchase from Heritage Mortgage. The additional consideration is included in gain on sale of mortgage loans in the financial statements on an accrual basis. See further discussion of rate lock commitment and forward contracts in Financial Instruments below.
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
     Land, land development and other indirect costs, both incurred and estimated to be incurred in the future are allocated to the cost of homes closed based upon the total number of homes to be constructed in each community. Any revisions resulting from a change in the estimated number of homes to be constructed or in estimated costs subsequent to the commencement of delivery of homes are reallocated. Home construction and related costs are charged to the cost of homes closed under the specific identification method. The estimated land, common area development and related costs of master planned communities are allocated to individual communities within a master planned community on a relative sales value basis. Any revisions resulting from a change in the estimated number of homes to be constructed or in the estimated costs subsequent to the commencement of delivery of homes are reallocated to each of the communities of the master planned community in future periods.
     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by that asset or by the sales of comparable assets. Undiscounted cash flow projections are generated at a community level based on the estimated sales price reduced by the sum of the estimated direct, overhead, and finance costs capitalized as inventory costs and the direct selling expenses. Important factors involved in this estimation process include estimated sales prices, dates of disposition, and interest rates. The Company’s determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with inherent risks that are associated with assets and a related estimated cash flow streams. The assumptions used in generating undiscounted cash flows and fair value are based on current market conditions and management’s judgment with respect to general economic conditions and the characteristics of the specific asset.
     We evaluate our deposits related to fixed price lot acquisition contracts based on the provisions of Financial Accounting Standards Board Interpretation No. 46, revised, Consolidation of Variable Interest Entities, or FIN 46R, the provisions of which were effective for us on January 1, 2004. FIN 46R requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate that entity. The primary beneficiary of a VIE is the party that absorbs a majority of the VIE’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets, exclusive of variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of variable interests. We have no lot acquisition contracts that require consolidation of the related VIE as of March 31, 2008.
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
Financial Instruments
     We account for our derivatives and hedging activities in accordance with SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. As of March 31, 2008, we had two interest rate swaps and one interest rate collar which are considered derivative instruments. We entered into these derivative contracts to economically hedge our exposure to changes in interest rates. We do not enter into derivative instruments for speculative purposes. We have not designated the derivative instruments as cash flow hedges for financial reporting purposes. Amounts paid or received under these agreements and changes in the fair values of the instruments are recognized as “loss on derivative contracts, net” in the consolidated and combined statements of operations. The fair value of the derivative instruments are reflected in the consolidated balance sheets as a component of other assets or other liabilities.

     The rate lock commitments of Heritage Mortgage to borrowers and the forward sales contracts to Mason are undesignated derivatives pursuant to the requirements of SFAS No. 133 and accordingly are marked to fair value through earnings.
     Beginning in 2008, the Company adopted on a prospective basis SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) and Staff Accounting Bulletin 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB No. 109”) both of which impact the determination of the fair value of rate lock commitment to the borrower and the forward sale to Mason.
     SFAS No. 157 assigns a fair value hierarchy to the inputs used to measure fair value under the rule. Level 1 inputs are quoted prices in active markets for identical assets and liabilities. Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs.
     The fair value of the Company’s rate lock commitments to borrowers and the related input levels includes as applicable, the effects of interest rate movements between the date of the rate lock and the balance sheet date, and the value of the servicing rights associated with the loan. Each of these components is considered to have fair values determined based upon level 2 inputs.
     To calculate the effects of interest rate movements, the Company utilizes applicable investor daily interest rate sheets and multiplies the price movement between the rate lock date (level 2) and the notional commitment amount. The fair value of the Company’s forward sales contracts to Mason solely considers the price movement of investor price sheets between the rate lock date and the balance sheet date (level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.
     The Company sells all of its loans on a servicing released basis, and receives a servicing release premium upon sale. Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors (level 2) and are approximately 1.62% of the loan amount. The Company assumes an approximate 40% fallout rate when measuring the fair value of rate lock commitments, which is consistent with our historical rate of fallout from rate lock commitments with customers. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on historical experience.
     Prior to the adoption of SAB No. 109 and SFAS No. 157, the net fair value of the rate-lock commitment to the borrower and the forward sale to Mason were zero because any change in underlying interest rates have an equal and offsetting impact and all originated loans are immediately sold to Mason concurrent with the closing of the loan with the borrower. The resulting unrealized $250,423 gain in the first quarter of 2008 from the fair value calculation was primarily attributable to the inclusion of the value of the servicing rights in the calculation as required by SAB No. 109. This gain is reflected in financial services revenues in the accompanying financial statements. The aforementioned fair value measurement change for the first quarter of 2008 is a net increase in financial services revenues and will be impacted in the future by the change in volume and product mix of our locked loan commitments.

Selected Financial and Other Information
     The following table includes selected consolidated statement of operations and other data for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
	(in thousands)
	2008	2007
Statement of Operations Data:
Homebuilding sales — homes	$17,413	$26,427
Cost of sales — homes	14,732	20,143

Gross margin — homes	2,681	6,284

Homebuilding sales — land	3,000	—
Cost of sales — land	3,109	—

Gross margin (loss) — land	(109)	—

Custom home services fees	1,277	—
Cost of sales — custom home services	911	—

Gross margin — custom home services	366	—

Gross margin — homebuilding before impairment	2,938	6,284
Impairment of real estate inventory	491	—

Gross margin — homebuilding	2,447	6,284

Financial services revenue	1,339	2,204
Management services revenue	144	44
Selling and marketing expense	(1,777)	(2,130)
General and administrative expense	(3,962)	(5,185)
Loss on derivative contracts	(1,476)	(164)
Gain on extinguishment of senior subordinated notes	3,524	—
Other, net	28	186
Minority interest	(20)	(86)

Net income	$248	$1,153

Other Financial Data:
Gross margin-homebuilding	11.3%	23.8%
Depreciation and amortization	$130	$149

Operating Data:
Net new home orders	64	90
Average sales price of new orders	$533	$576
Home deliveries	31	42
Average sales price of homes delivered	$562	$629
Backlog at end of period (homes)	72	133
Backlog at end of period, contract value	$41,272	$77,824

Selected Homebuilding Operating Data
     The following table sets forth certain information regarding closings, new orders and backlog for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Home Deliveries (homes):
Single-family	23	31
Townhome	8	11

Total	31	42

Average Sales Price of Homes Delivered:
Single-family	$610	$638
Townhome	$422	$605
Average sales price of homes delivered	$562	$629

Revenue from Homes Delivered:
Single-family	$14,038	$19,774
Townhome	3,375	6,653

Total	$17,413	$26,427

Revenue from Land Sales:	$3,000	—

Custom Home Services Fees:	$1,277	—

New Orders (homes):
Single-family	36	50
Townhome	28	40

Total	64	90

Average Sales Price of New Orders:
Single-family	$561	$590
Townhome	$496	$558
Average sales price of all new orders	$533	$576

Value of New Orders:
Single-family	$20,210	$29,500
Townhome	13,901	22,302

Total	$34,111	$51,802

Backlog at End of Period (homes):
Single-family	48	76
Townhome	24	57

Total	72	133

Average Sales Price Backlog End of Period:
Single-family	$598	$606
Townhome	$524	$557
Average sales price backlog value for all homes	$573	$585

Backlog Sales Value at End of Period:
Single-family	$28,692	$46,048
Townhome	12,580	31,776

Total	$41,272	$77,824

Quarter Ended March 31, 2008 (2008) Compared to Quarter Ended March 31, 2007 (2007)
     Revenue. Total revenues for 2008 were $23.2 million, down $5.5 million or 19.2% from $28.7 million for 2007. Homebuilding sales-homes were $17.4 million in 2008, down $9.0 million or 34.1% from $26.4 million in 2007. The decrease in homebuilding sales-homes was the result of a 26.2% decrease in the number of homes delivered plus a 10.7% decrease in the average price of a delivered home. The Company had $3.0 million of Homebuilding sales — land in 2008.
     During 2007, we delivered 42 homes with an average sales price of $629,000 compared to 31 homes with an average sales price of $562,000 in 2008. In 2007, we delivered 11 townhomes and 31 single family homes. The townhomes had an average sales price of $605,000 and the single family homes had an average sales price of $638,000. In 2008, we delivered 8 townhomes and 23 single family homes. The townhomes had an average sales price of $422,000 and the single family homes delivered had an average sales price of $610,000. The decrease in the average sales price is due to a shift in the product mix being offered by the Company and a general decline in demand within the market place.
     In the latter half of 2007, the Company became involved in the construction of custom homes for individuals that are not home buying customers of the Company. Total custom home services fees for 2008 were $1.3 million.
     We include the revenues of our mortgage services and title insurance services subsidiaries in financial services revenues. Financial services revenues were $1.3 million in 2008, down 40.9% from $2.2 million in 2007. The decrease in revenues when compared to the same quarter in the prior year was driven by a decline in loan origination fees offset by a 1.3% increase in the number of loans originated and a 4.1% increase in the average size of the loans on which the fees are based. Our homebuyers accounted for 10.1% of Heritage Mortgage’s business in the first quarter 2008, down from 16.1% in 2007. The Heritage Mortgage revenue includes revenues of $250,423 for the implementation of SFAS No. 157 and SAB No. 109.
     During 2008, Heritage Mortgage was responsible for handling the financing needs of 48.4% of our homebuyers, down from 83.3% in 2007. First Excel was responsible for underwriting title insurance for 90.9% of our Virginia homebuyers in the first quarter 2008, up from 90.6% in 2007. Financial services revenues were 5.7% of total 2008 revenues, down from 7.7% a year earlier.
     New Orders and Backlog. The number of new orders decreased 28.9% to 64 in 2008 from 90 in 2007. The aggregate value of new orders was $34.1 million in 2008, down $17.7 million or 34.2% from $51.8 million a year earlier. The average sales price for new orders declined from $576,000 in 2007 to $533,000 in 2008. This 7.5% decline in the average sales price when compared to the same period in the prior year is due to both a change in product type and reduced net sales prices given competitive market conditions. In 2007, 55.6% of the new orders were single family homes. In 2008, 56.3% of the new orders were single family homes. In 2008, new orders were comprised of 36 single family homes with an average sales price of approximately $561,000 and 28 townhome new orders with an average sales price of $496,000. In 2007, there were 50 single family new orders with an average sales price of $590,000 and 40 townhome new orders with an average sales price of $558,000.
     At March 31, 2008, our backlog was 72 homes with an aggregate value of $41.3 million, down from 133 homes with an aggregate value of $77.8 million a year earlier. The average sales price in backlog at March 31, 2008 was $573,000, down $12,000 or 2.1% from $585,000 a year earlier. Just as with new orders, the decrease in average sales price in backlog is due to a change in product mix as well as a more challenging market. As of March 31, 2008, 48 single family homes were in backlog with an average sales price of $598,000, down from 76 single family homes with an average sales price of $606,000 a year earlier. As of March 31, 2008, 24 townhomes were in backlog with an average backlog price of $524,000. A year earlier, 57 townhomes were in backlog with an average backlog price of $557,000.

     Gross Margin-Homebuilding. The gross margin-homebuilding in 2008 was $2.4 million down from $6.3 million in 2007. In the first quarter of 2008, market conditions for new home sales declined as inventory levels of both new and existing homes remained high and competitors continue to discount their existing inventory. As a result the Company recorded a $0.5 million charge for asset impairment of real estate inventory held due to declining market conditions. The gross margin-homebuilding was 11.3%, down from 23.8% from the same period a year earlier.
     Selling and Marketing Expenses. Total selling and marketing expenses in 2008 decreased $0.3 million, or 14.3%, to $1.8 million from $2.1 million in 2007. Selling and marketing expenses as a percent of homebuilding sales remained consistent at 8.2% in 2008 compared to 8.1% in 2007.
     General and Administrative Expenses. Total general and administrative expenses in 2008 decreased approximately $1.2 million or 23.1% to $4.0 million from $5.2 million in 2007. General and administrative expenses as a percentage of total revenues decreased to 17.1% in 2008 from 18.1% in the same period in 2007. The decrease in general and administrative expenses was primarily due to a decrease in personnel costs and professional fees. Homebuilding general and administrative expenses were $2.7 million or 12.4% of homebuilding revenue in 2008, down from $3.3 million or 12.5% of homebuilding revenue a year earlier. Financial services general and administrative expenses were $1.3 million in 2008, down 31.6% from $1.9 million a year earlier. The decline is due to the reduced business volume offset by the fixed nature of many expenses.
     Loss on Derivative Contracts. Our homebuilding segment utilizes derivative instruments to economically hedge our risk of interest rate fluctuations related to our variable rate line of credit. During the first quarter 2008 and 2007, we had two interest rate swaps and one interest rate collar outstanding with an aggregate notational amount of $50 million under which we make fixed rate payments and receive variable interest payments. The loss on derivative contracts, net, was $1.5 million in 2008 and $0.2 million in 2007.
     Gain on extinguishment of senior subordinated notes. During 2008, the Company repurchased $7.4 million (face value) of senior subordinated notes for $3.7 million. The transaction resulted in a $3.5 million gain after the write-off of related deferred financing costs.
     Other income, net. Our homebuilding segment recognized other income, net of $28,206 in 2008 compared to $186,278 in 2007. Other income, net primarily represents forfeited purchaser deposits, interested earned on cash balances and rental income offset by fees on our unused line of credit and letters of credit.
     Minority Interest. Minority interest expense represents the minority owner’s 25% interest in Heritage Mortgage and the minority owner’s 49% interest in First Excel. Minority interest expense was $20,046 for 2008 and $86,195 for 2007. The decrease in 2008 from 2007 is due to reduced business activity in both our mortgage and title company.
     Net Income. Overall, net income for the first quarter 2008 was $0.2 million, down $1.0 million from $1.2 million in 2007. Our homebuilding segment experienced a decrease in net income to $0.2 million in 2008 from $0.9 million in 2007. This decrease was primarily the result of the decrease in 2008 homebuilding sales revenue, a loss on derivative contracts, a gain on the extinguishment of debt, and a decline in gross margin-homebuilding. Our financial services segment reported net income of $49,853 for 2008, down from $213,861 in 2007. This decline reflects the slow down in both our mortgage and title businesses.
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

Liquidity and Capital Resources
     Our financing needs depend on sales volume, asset turnover, land acquisition and inventory balances. We have incurred substantial indebtedness and may incur substantial indebtedness in the future to fund our homebuilding activities. During the first three months of 2008, we borrowed $20.8 million on our line of credit. These funds were used to fund our operating deficit, which was $8.9 million as of March 31, 2008, inclusive of a $5.2 million investment in real estate; the repurchase senior subordinated debt of $3.7 million; and certain capital payments of $9.2 million, which included $3.6 million of the Permitted Tax Distribution for 2007 (see discussions below).
     During the first three months of 2008, we purchased approximately $2.7 million of land, before any purchase adjustments, using available cash and borrowings under our senior secured facility. We will continue to evaluate all of our alternatives to satisfy our demand for lots in the most cost effective manner. As of March 31, 2008, the Company controls 2,971 lots of which 2,918 (98%) lots are owned and 53 (2%) lots are under option contracts. Of the 2,918 lots, 2,846 lots are available for sale and 72 were subject to an approved contract of sale but not yet delivered.
     We assess our liquidity in terms of our ability to generate cash to fund our operating activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds and our senior secured credit facility. The senior secured credit facility is a three-year facility that matures on December 1, 2010 and can be extended one year every December 1 subject to the lender’s approval. As of March 31, 2008, we had $89.8 million borrowed on our senior secured credit facility. Our borrowing capacity under the senior secured credit facility is dependent on borrowing base calculations stipulated in the facility agreement. At March 31, 2008, these calculations allowed for additional borrowings of up to $32.8 million over the $89.8 million already on the line of credit. Borrowings under the senior secured credit facility are secured by land and construction work-in-progress and carry a floating interest rate of one month LIBOR plus a margin that ranges from 175 to 225 basis points. As additional parcels of land owned by the Company are added to the borrowing base, the Company can continue to increase its borrowing capability.
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
     In the first quarter of 2008, the Company repurchased subordinated notes with a face value of $7.4 million for $3.7 million. The transaction resulted in a gain on extinguishment of debt of $3.5 million, after the write-off of related deferred financing costs. Subsequent to the first quarter of 2008, the Company repurchased an additional $5.0 million (face value) of senior subordinated notes for $2.4 million. The transaction resulted in a gain on extinguishment of $2.5 million after the write-off of related deferred financing costs. The Company will continue to assess the current market value of the subordinated debt, outstanding debt on the line of credit and future liquidity requirements in determining the Company’s desire to repurchase additional subordinated debt.
     Neighborhood Holdings, LLC, our parent, has substantial obligations to make distribution payments on its outstanding Class A membership interests. Neighborhood Holdings is obligated to pay approximately $350,000 a month to the holders of Class A membership interests. Class A membership interests will be redeemed in installments on June 30, 2008, June 30, 2009, June 30, 2010, and June 30, 2011. As of March 31, 2008, the redemption amounts due on the dates listed above are $0.6 million, $12.8 million, $12.5 million and $11.4 million, respectively. Neighborhood Holdings may request the holders of the Class A membership interests to roll forward for a three year period the obligations due on each of the redemption dates. In the four and a half years during which Neighborhood Holdings has been obligated to make similar annual payments, the majority of the holders of the Class A membership interests have agreed to roll the redemption date forward three years. There is no assurance that these holders will continue to accede to any future requests to defer payment. In addition, from time to time, Neighborhood Holdings makes distribution payments on its Class B membership interests, a portion of which may be used to fund the tax obligations of the beneficial holders thereof, Martin K. Alloy and Steven B. Alloy, which are attributable to our income by virtue of our being a “pass-through” entity for income tax purposes. Neighborhood Holdings relies on distributions from its subsidiaries, including us, to fund these payments. For the three months ended March 31, 2008 and 2007, there were $9.2 million and $1.5 million of distributions to Holdings, respectively.
     We believe that our available financing is adequate to support operations and planned land acquisitions through 2010.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007.
     Cash Flows used in Operating Activities. Net cash used in operating activities was $8.9 million for the three months ended March 31, 2008, down 15.2% from the net cash used in operating activities of $10.5 million in the same period a year earlier. The majority of the decrease in net cash used in operating activities was the result of a significant decrease in the use of cash related to the change in our real estate inventory. The change in real estate inventory was $5.2 million in the three months ended March 31, 2008 as compared to $10.9 million in the three months ended March 31, 2007 and was the result of a reduction in purchases of land and a decrease in land development activities.
     Cash Flows used in Investing Activities. Net cash used in investing activities for the three months ended March 31, 2007 represents the purchase of $15,000 of property and equipment purchases. Net cash used in investing activities for the three months ended March 31, 2008 represent property and equipment purchases of approximately $58,000.
     Cash Flows provided by Financing Activities. Cash provided by financing activities was $7.8 million for the three months ended March 31, 2008, down 45.8% from $14.4 million a year earlier. In the three months ended March 31, 2008, we borrowed $20.8 million on our line of credit and repurchased senior subordinated notes for $3.7 million. In the three months ended 2007, we drew $18.8 million on our line of credit and repaid $2.8 million seller note related to property we acquired in late 2006. Distributions to the member was $9.2 million and $1.5 million in the three months ended March 31, 2008 and 2007, respectively, which includes a $3.6 million payment of the Permitted Tax Distribution for December 31, 2007. Distributions to minority partners decreased to $32,945 in the three months ended March 31, 2008 down from $116,385 in the three months ended March 31, 2007.
     The Trust Indenture related to the senior subordinated notes (“Trust Indenture”) permits payments of distributions by the Company to Holdings including but not limited to the following: a) a permitted tax dividend to allow the direct and indirect beneficial owners of the equity interests to pay taxes on the net income generated by Stanley-Martin Communities, LLC; b) up to $4.0 million each calendar year to allow Neighborhood Holdings to make required monthly payments to the Neighborhood Holdings Series A Investors; c) up to $500,000 each calendar year to allow Neighborhood Holdings to pay overhead expenses incurred in the ordinary course of business; and d) an aggregate $5.0 million of additional ‘Restricted Payments’ (as defined therein) from the Issue Date. In addition, the Trust Indenture provides for additional distributions up to fifty percent (50%) of consolidated net income for a period only to the extent certain ratios are maintained (the Ratio Exception as defined in the Trust Indenture). Distributions made have met the requirements of the Trust Indenture.
      The Company’s “Consolidated Tangible Net Worth” (as defined in the Trust Indenture) was $32,812,472 as of March 31, 2008. In accordance with the Trust Indenture, the Company is required to notify the Trustee within 55 days after the end of the quarter if its Consolidated Tangible Net Worth is less than $35 million. Under the Trust Indenture, if the Company’s Consolidated Tangible Net Worth is less than $35 million for two consecutive quarters, within 65 days after the end of such second quarter, the Company would be required to cure the Consolidated Tangible Net Worth deficiency by obtaining a sufficient additional cash equity investment or to offer to repurchase 10% of the then outstanding senior subordinated notes at par (a “Repurchase Offer”). To date, the Company has repurchased senior subordinated notes in the aggregate amount of $16.7 million (face amount). Under the Trust Indenture, the Company is not required to make a Repurchase Offer to the extent that it has previously reacquired senior subordinated notes with a principal amount in excess of the amount of notes required to be subject to the Repurchase Offer.
      The Consolidated Tangible Net Worth deficiency was $2,187,528 at March 31, 2008. In the event that the Consolidated Tangible Net Worth is less than $35 million at June 30, 2008, the Company’s repurchases of senior subordinated notes would exceed the Repurchase Offer and satisfy the Company’s obligation
     Contractual Obligations
     Included in the table below is a summary of future amounts payable as of March 31, 2008 under contractual obligations.

		Remainder
(dollars in thousands)	Total	2008	2009-2010	2011-2015	2016+
Senior Subordinated Notes(1)	$138,335,000	$—	$—	$138,335,000	$—
Senior secured credit facility(2)	89,750,000	—	89,750,000	—	—
Operating leases(3)	7,829,271	885,148	2,176,258	4,685,338	82,527

Total	$235,914,271	$885,148	$91,926,258	$143,020,338	$82,527

(1)	On August 10, 2005 we issued ten year $150.0 million senior subordinated notes which will mature August 10, 2015. We cannot fully redeem the notes before August 15, 2010 subject to certain exceptions. The notes bear interest at 9.75% which is paid semi-annually each February and August. The above amounts do not include interest. The Company may, at its discretion and in accordance with the indenture agreement, redeem up to 35% of the senior subordinated notes. The Company repurchased $4.3 million (face value) of senior subordinated notes during the third quarter of 2007 and $7.4 million (face value) during the first quarter of 2008.

(2)	Borrowings under the senior secured credit facility carry a floating interest rate equal to LIBOR plus an applicable margin based on Capital’s senior debt ratio. The applicable margin ranges from 175 to 225 basis points and was 175 basis points at March 31, 2008 and 2007. The above amounts do not include interest.

(3)	Represents rent payments on noncancellable leases for office space in Virginia and Maryland with various lease expiration dates through 2016. The total annual base rent ranges from approximately $903,000 to $1,161,000 over the life of the leases.

     In addition to the contractual obligations listed above as of March 31, 2008, we are party to two lot purchase agreements with a related party. On January 10, 2002, Neighborhoods I, LLC, our indirect subsidiary, entered into two Lot Purchase Agreements, each amended as of February 15, 2005, with Renaissance at Woodlands, LLC (“Woodlands”). Woodlands is a joint venture in which Neighborhood Holdings is an indirect 50% owner and an affiliate of WCI Communities, Inc. (“WCI”) is a 50% owner. Our remaining obligations under the Lot Purchase Agreements were approximately $8.7 million at March 31, 2008, which takes into account contractual price escalations within the contract. The Company has an additional purchase commitment with an unaffiliated company of approximately $1.0 million.
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
     Letters of Credit and Completion Bonds. We provide standby letters of credit, cash escrows and completion bonds for development work in progress, deposits on land and lot purchase contracts and miscellaneous deposits. As of March 31, 2008, we had outstanding approximately $2.9 million of standby letters of credit, $2.0 million of cash escrows and $25.6 million of performance and completion bonds.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. Our principal market risk exposure continues to be interest rate risk. Our secured credit facility is variable based on LIBOR and is affected by changes in market interest rates. We believe that reasonably possible near-term interest rate changes will not result in a material negative effect on our future earnings, fair values or cash flows. Prior to the fourth quarter 2005, we have been able to recover increased borrowing costs through increased selling prices and economically hedge our exposure to interest rate fluctuations. We are unable to increase selling prices in the current economic environment to cover the effects of any increase in near-term rates.
     The fair value of our ten year $138.3 million senior subordinated notes issued August 10, 2005 is $65.0 million as of March 31, 2008.
     As of March 31, 2008, the Company has the following derivative agreements that economically hedge a portion of our exposure to interest rate fluctuation:

Notional Amount	Matures	Company Pays	Company Receives
$12.5 million	December 1, 2009	Fixed-Rate payment of 4.12%	Variable payments at 1-month LIBOR

$12.5 million	October 3, 2011	Variable payment at 1-month LIBOR below 4.65%	Variable payments at 1-month LIBOR above 5.50%

$25.0 million	December 1, 2010	Fixed-Rate payment of 5.01%	Variable payment at 1-month LIBOR
     The fair value of the derivative instruments was ($2.7) million at March 31, 2008.
     Changes in the prices of commodities that are a significant component of home construction costs, particularly lumber and fuel, may result in unexpected short term increases in construction costs. Since the sales price of our homes is fixed at the time the buyer enters into a contract to acquire a home and because we generally contract to sell our homes before construction begins, any increase in costs in excess of those anticipated may result in gross margins lower than anticipated for homes in our backlog. We attempt to mitigate the market risks of price fluctuation of commodities by entering into fixed-price contracts with our subcontractors and material suppliers for a specified period of time, generally commensurate with the building cycle.
     Our subsidiary, Heritage Mortgage, operating as a mortgage banker, is also subject to interest rate risk. Interest rate risk begins when we commit to lend money to a customer at agreed-upon terms (i.e. commit to lend at a certain interest rate for a certain period of time). The interest rate risk continues through the loan closing and until the loan is sold to an investor. During 2008 and 2007, this period of interest rate exposure averaged approximately 60 days. In periods of rising interest rates, the length of exposure will generally increase due to customers locking in an interest rate through a rate lock commitment as opposed to letting the interest rate float. Heritage Mortgage offsets the market risk of the lock commitment by maintaining a forward sale with Mason. The fair value of the Company’s rate lock commitments includes the effects of interest rate movements between the date of the rate lock and the balance sheet date, and the value of the servicing rights associated with the loan. The fair value of the forward sale with Mason includes the effect of interest rate movements between the date of the forward sale and the balance sheet date.
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
     There has not been any change in internal control over financial reporting during our quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
     There has been no material change in our risk factors as previously disclosed in our Form 10-K filed for the year ended December 31, 2007.
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

STANLEY-MARTIN COMMUNITIES, LLC (Registrant)

Date: May 14, 2008	By:	/s/ Steven B. Alloy
Steven B. Alloy
President and Chief Executive Officer

Date: May 14, 2008	By:	/s/ Steven B. Alloy
Steven B. Alloy
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)