Form 10-Q
period 2008-06-30
Stanley-Martin Communities, LLC
filed 2008-08-13
CIK 1344478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Stanley-Martin Communities, LLC and Subsidiaries
Table of Contents

		Page
		No.
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 2008 (Unaudited) and December 31, 2007	F-1
	Condensed Consolidated Statements of Operations and Member’s Capital (Unaudited) for the three and six months ended June 30, 2008 and 2007	F-2
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2008 and 2007	F-3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	F-4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3	Quantitative and Qualitative Disclosure About Market Risk	15
Item 4.	Controls and Procedures	16
	PART II. OTHER INFORMATION
	Legal Proceedings	17
	Risk Factors	17
Item 6.	Exhibits	17
Signatures		18
Certification
Certification
Written Statement of Chief Executive Officer and Chief Financial Officer

ITEM 1. FINANCIAL STATEMENTS
STANLEY-MARTIN COMMUNITIES, LLC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,
	2008	December 31,
	(unaudited)	2007
Assets

Cash and cash equivalents	$4,450,715	$4,664,911
Real estate inventory	256,087,463	263,008,573
Deposits and escrows, net	2,066,829	2,536,533
Property and equipment, net	1,489,457	1,645,065
Due from related parties	210,202	86,306
Accounts receivable	3,488,843	2,388,026
Deferred financing costs, net	3,355,335	4,054,793
Other assets	2,016,887	1,808,743

	$273,165,731	$280,192,950

Liabilities and Member’s Capital

Liabilities:
Debt	$218,150,000	$214,720,000
Accounts payable and accrued expenses	6,920,709	5,259,319
Due to related parties	48,639	51,816
Accrued interest payable	5,158,912	5,749,318
Purchaser deposits	2,308,468	1,112,613
Cost to complete and customer services reserves	3,853,569	3,639,239
Other liabilities	4,875,647	3,753,625

Total liabilities	241,315,944	234,285,930

Minority interest	265,833	373,615
Member’s capital	31,583,954	45,533,405

	$273,165,731	$280,192,950

See accompanying notes to consolidated financial statements.

STANLEY-MARTIN COMMUNITIES, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Member’s Capital
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:

Homebuilding sales — homes	$30,615,905	$43,181,769	$48,028,813	$69,608,892
Homebuilding sales — land	—	—	3,000,000	—
Custom home services fees	1,798,862	—	3,076,008	—
Financial services	914,184	2,287,531	2,253,513	4,491,700
Management services	141,000	240,600	285,000	285,010

Total revenues	33,469,951	45,709,900	56,643,334	74,385,602

Operating expenses:
Cost of sales — homes	27,183,345	33,240,885	41,915,136	53,383,072
Cost of sales — land	(93,379)	—	3,015,479	—
Cost of sales — custom home services	1,297,586	—	2,208,744	—
Impairment of real estate inventory	7,450,935	8,542,891	7,942,441	8,542,891
Selling and marketing expenses	2,503,815	3,108,214	4,280,328	5,238,237
General and administrative expenses	4,627,767	5,561,726	8,589,456	10,747,714

Operating loss	(9,500,118)	(4,743,816)	(11,308,250)	(3,526,312)

Gain (loss) on derivative contracts, net	1,131,885	663,883	(344,314)	499,511
Gain on extinguishment of debt, net	4,553,440	—	8,077,437	—
Other income, net	109,166	124,871	137,369	311,149

Net loss before minority interest	(3,705,627)	(3,955,062)	(3,437,758)	(2,715,652)
Minority interest	72,353	(112,110)	52,307	(198,307)

Net loss	(3,633,274)	(4,067,172)	(3,385,451)	(2,913,959)

Distributions to members	(1,315,500)	(714,999)	(10,564,000)	(2,214,997)
Beginning member’s capital	36,532,728	70,777,660	45,533,405	71,124,445

Member’s capital	$31,583,954	$65,995,489	$31,583,954	$65,995,489

See accompanying notes to consolidated financial statements.

STANLEY-MARTIN COMMUNITIES, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,385,451)	$(2,913,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of real estate inventory	7,942,441	8,542,891
Gain on extinguishment of debt	(8,077,437)	—
Depreciation and amortization	257,185	345,365
Changes in fair value of derivative contracts	(41,365)	(384,953)
Minority interest	(52,307)	198,307
Change in:
Real estate inventory	(557,393)	(18,065,854)
Accounts receivable and other assets	(1,308,961)	246,641
Due to/from related parties	(127,073)	(238,847)
Deposits and escrows	469,704	1,671,612
Accounts payable and accrued expenses	1,661,390	422,316
Purchaser deposits	1,195,855	1,416,899
Accrued interest payable	(590,406)	71,713
Other liabilities	1,163,387	150,011

Total adjustments	1,935,020	(5,623,899)

Net cash used in operating activities	(1,450,431)	(8,537,858)

Cash flows used in investing activities-
Purchase of property and equipment	(101,577)	(35,795)

Cash flows from financing activities:
Repayments of loans payable	—	(2,750,000)
Repurchase of subordinated debt	(7,792,713)	—
Draws on line of credit, net	19,750,000	15,500,000
Distribution to member	(10,564,000)	(2,214,997)
Distribution to minority partners	(55,475)	(187,741)

Net cash provided by financing activities	1,337,812	10,347,262

Net increase (decrease) in cash and cash equivalents	(214,196)	1,773,609
Cash and cash equivalents at beginning of period	4,664,911	2,845,724

Cash and cash equivalents at end of period	$4,450,715	$4,619,333

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of capitalized interest of $9,380,934 and $9,790,977, respectively	$117,877	$76,216
See accompanying notes to consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)
(1)	Summary of Significant Accounting Policies
(a)	Background and Principles of Consolidation and Combination

The accompanying unaudited consolidated financial statements of Stanley-Martin Communities, LLC (“the Company”) include the accounts of Neighborhoods Capital, LLC and subsidiaries (“Capital”), Stanley Martin Financing Corp., Stanley Martin Companies, LLC (“SMC”), Stanley-Martin Custom Homes, LLC (“SMCH”), R&S Mortgage, LLC (“R&S Mortgage”), First Heritage Mortgage, LLC (“Heritage Mortgage”) and First Excel Title, LLC (“First Excel”). These entities are consolidated subsidiaries of the Company and the Company owns a majority of the voting interest of all the entities. The Company is a wholly-owned subsidiary of Neighborhood Holdings, LLC (“Holdings”), which is controlled by a single group of owners, Martin and Steven Alloy, father and son (“the Control Group”), who own 100% of the voting interests of Holdings. All intercompany balances and transactions have been eliminated in consolidation. The Company is a Delaware limited liability company and no termination date has been specified in the operating agreement.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, the Company suggests that they be read in conjunction with the consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position of June 30, 2008, and the results of its operations for the three and six months ended June 30, 2008 and 2007 and its cash flows for the six months ended June 30, 2008 and 2007. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
The Company evaluates its deposits related to fixed price lot and land acquisition contracts based on the provisions of Financial Accounting Standards Board Interpretation No. 46, revised, Consolidation of Variable Interest Entities, or FIN 46R. FIN 46R requires the primary beneficiary of a variable interest entity (VIE) to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of variable interests. As of June 30, 2008, the Company has no lot acquisition contracts that would require consolidation of the related VIE.

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

Notes to Condensed Consolidated Financial Statements
(unaudited)
Heritage Mortgage accounts for these sales of mortgage loans to Mason pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, because the loan assets have been legally isolated from us; we have no ability to restrict or constrain the ability of Mason to pledge or exchange the assets; and, because we do not have the entitlement or ability to repurchase the mortgage loans or unilaterally cause Mason to put the mortgage loans back to us.

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

Land, land development and other indirect costs, both incurred and estimated to be incurred in the future, are allocated to the cost of homes closed based upon the total number of homes to be constructed in each community. Any revisions resulting from a change in the estimated number of homes to be constructed or in estimated costs subsequent to the commencement of delivery of homes are reallocated prospectively. Home construction and related costs are charged to the cost of homes closed under the specific identification method. The estimated land, common area development and related costs of master planned communities are allocated to individual communities within a master planned community on a relative sales value basis. Any revisions resulting from a change in the estimated number of homes to be constructed or in the estimated costs subsequent to the commencement of delivery of homes are reallocated to each of the communities of the master planned community prospectively in future periods.

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

Warranty accruals are established to provide for probable future expenses that can be reasonably estimated as a result of construction, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and other outside counsel retained to handle specific product liability cases. This liability is included in cost to complete and customer service reserves and the provision recorded each period is recognized as a component of cost of sales. The following table reflects the changes in the Company’s accrued liability for warranty costs for the six months ended June 30, 2008 and 2007.

	For the period ended June 30,
	2008	2007
Balance, Beginning of period	$539,476	$1,243,051
Provision	313,931	242,323
Payments	(455,842)	(729,973)

Balance, End of period	$397,565	$755,401

(f)	Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of three months or less.

(g)	Financial Instruments

The Company accounts for its derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). The Company has interest rate swaps and an interest rate collar which are considered derivative instruments. The Company entered into these derivative contracts to economically hedge its exposure to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes. The Company has not designated the interest rate swaps or collar as cash flows hedges for financial reporting purposes. Amounts paid or received under these agreements and changes in the fair values of the instruments are recognized as “Gain (loss) on derivative contracts, net” in the consolidated statements of operations. The fair values of the collar and swaps are reflected in the consolidated balance sheets as a component of either other assets or other liabilities.

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

SFAS No. 157 assigns a fair value hierarchy to the inputs used to measure fair values under the rule. Level 1 inputs are quoted prices in active markets for identical assets and liabilities. Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs.

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

To calculate the effects of interest rate movements, the Company utilizes applicable investor daily interest rate sheets and multiplies the price movement between the rate lock date and the notional commitment amount. The fair value of the Company’s forward sales contracts to Mason solely considers the price movement of investor price sheets between the rate lock date and the balance sheet date. The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

The Company sells all of its loans on a servicing released basis, and receives a servicing release premium upon sale. Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and are approximately 1.69% of the loan amount. The Company assumes an approximate 40% fallout rate when measuring the fair value of rate lock commitments, which is consistent with our historical rate of fallout from rate lock commitments with customers. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on historical experience and our expectation of future performance.

Prior to the adoption of SAB No. 109 and SFAS No. 157, the net fair value of the rate-lock commitment to the borrower and the forward sale to Mason were zero because any change in underlying interest rates have an equal and offsetting impact and all originated loans are immediately sold to Mason concurrent with the closing of the loan with the borrower. The resulting $47,094 unrealized loss and $203,329 unrealized gain for the three and six months ended June 30, 2008, respectively, were primarily attributable to the inclusion of the value of the servicing rights in the calculation as required by SAB No. 109. This gain (loss) is reflected in financial services revenues in the accompanying financial statements. The aforementioned fair value measurement change for the three and six months ended June 30, 2008 are a net decrease and increase, respectively, in financial services revenues and will be impacted in the future by the change in volume and product mix of our locked loan commitments.

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

Reclassifications

(j)	Certain prior year financial statement amounts have been reclassified to the current year presentation.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
(2)	Real Estate Inventory

Real estate inventory consists of the following:

	June 30,	December 31,
	2008	2007
Land	$141,030,292	$155,196,105
Construction and other costs	70,425,528	68,893,367
Finance costs	44,631,643	38,919,101

	$256,087,463	$263,008,573

The Company capitalizes interest costs to inventory during the development and construction period. Capitalized interest is charged to cost of sales when the related inventory is delivered for sale. Interest incurred, capitalized and charged to cost of sales for the three and six month periods ended June 30, 2008 and 2007 is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Interest incurred and capitalized	$4,338,615	$5,012,610	$8,840,060	$9,862,690

Interest cost unrelated to homebuilding, expensed	22,779	35,916	117,877	76,216
Capitalized interest charged to cost of sales	2,220,234	2,048,777	3,186,020	3,105,062
(3)	Property and Equipment

Property and equipment consists of the following:

	June 30,	December 31,
	2008	2007
Office furniture and equipment	$3,734,140	$3,646,055
Leasehold improvements	756,194	756,194
Motor vehicles	56,344	97,843

	4,546,678	4,500,092
Less accumulated depreciation	(3,057,221)	(2,855,027)

	$1,489,457	$1,645,065

(4)	Debt

Debt consists of the following:

	June 30,	December 31,
	2008	2007
Senior subordinated notes, bearing interest at 9.75% payable semi-annually on February 15 and August 15, due August 2015	$129,400,000	$145,720,000
Senior secured credit facility, $127.5 million line of credit, bearing interest at LIBOR plus 1.75 to 2.25% (4.59% and 6.73% at June 30, 2008 and December 31, 2007, respectively) due December 2010	88,750,000	69,000,000

	$218,150,000	$214,720,000

Notes to Condensed Consolidated Financial Statements
(unaudited)
The line of credit and senior subordinated notes are collateralized by real estate inventory. Interest payments on the line of credit are required monthly. The interest rate on the line of credit fluctuates between 1.75% and 2.25% above one month LIBOR. The interest rate spread was 1.75% as of June 30, 2008. At June 30, 2008, the Company has $124.6 million available under its borrowing base on the line of credit of which the Company has borrowed $88.8 million. The line of credit agreement requires Capital to maintain certain liquidity and debt ratios, minimum tangible net worth levels and other operating restrictions. As of June 30, 2008, Capital was in compliance with the covenants.

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

During the six months of 2008, the Company repurchased an additional $16.3 million (face value) of the senior subordinated notes for $7.8 million. The transaction resulted in a gain on extinguishment of debt of $8.1 million after the write-off of related deferred financing costs.

In addition, during the first six months of 2008, Holdings and other related parties purchased $17.8 million (face value) of senior subordinated notes in five individually negotiated transactions for $8.7 million. Holdings is holding the senior subordinated notes for investment.

The Company estimates that the fair value of its debt is approximately $148.3 million and $153.5 million at June 30, 2008 and December 31, 2007, respectively.

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

Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company’s “Consolidated Tangible Net Worth” (as defined by the Trust Indenture) was $32.8 million as of March 31, 2008. In accordance with the Trust Indenture, the Company notified the Trustee within 55 days after the end of the quarter that the Consolidated Tangible Net Worth was less than $35 million. Under the Trust Indenture, if the Company’s Consolidated Tangible Net Worth is less than $35 million for two consecutive quarters, then within 65 days after the end of such second quarter, the Company would be required to cure the Consolidated Tangible Net Worth deficiency by obtaining sufficient additional cash equity investments or to offer to repurchase 10% of the then outstanding senior subordinated notes at par (a “Repurchase Offer”).

The Consolidated Tangible Net Worth of the Company was $28.2 million at June 30, 2008 and the Company did not meet the requirements of the Minimum Consolidated Tangible Net Worth. Because the Company’s Consolidated Tangible Net Worth was below $35.0 million for two consecutive quarters the Company is required to either obtain sufficient additional cash equity investment or to make a Repurchase Offer. To date, the Company has repurchased senior subordinated notes in the aggregate amount of $20.6 million (face amount). Under the Trust Indenture, the Company is not required to make a Repurchase Offer to the extent that it has previously acquired senior subordinated notes with a principal amount in excess of the amount of notes required to be subject to the Repurchase Offer. Since the Repurchase Offer is satisfied from previously acquired senior subordinated notes, the Company has satisfied the Repurchase Offer obligation.

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
The Company recorded a gain (loss) on derivative instruments of $1,131,885 and $663,883 for the three month periods ended June 30, 2008 and 2007, respectively, and $(344,314) and $499,511 for the six month periods ended June 30, 2008 and 2007, respectively. The fair value of the derivative instruments was $(1,316,574) and $(1,357,939) at June 30, 2008 and December 31, 2007 respectively.

(6)	Financial Services Revenues

Financial services revenue related to Heritage Mortgage and First Excel, the Company’s mortgage banking and title insurance subsidiaries, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Loan origination fees	$786,331	$1,394,757	$1,491,085	$2,637,256
Gain on sale of mortgages	495,257	725,652	1,055,462	1,619,679
Title insurance premiums	132,596	167,122	206,966	234,765
Repurchase obligation release	(500,000)	—	(500,000)	—

Financial services revenue	$914,184	$2,287,531	$2,253,513	$4,491,700

“Gain on sale of mortgages” includes an unrealized loss of $47,094 and an unrealized gain of $203,329 related to the adoption of SAB No. 109 and SFAS No. 157 in the three and six months ended June 30, 2008, respectively.

In the second quarter, Heritage Mortgage recorded a charge of $0.5 million, which represents fees to be paid to Mason, in return for Mason agreeing to release all current and future repurchase obligations related to loans originated by Heritage Mortgage prior to May 1, 2008 and sold by Mason to one specific third-party purchaser.

(7)	Leases

The Company’s 6,000 square foot design studio is being subleased from a related party, Heritage Contracting, LLC (see Note 11) for $5,965 a month. The sublease expires on May 31, 2011.

(8)	Minority Interest

The Company owns a 75% interest in Heritage Mortgage. The remaining 25% is held by an unaffiliated investor. The minority member’s share of Heritage Mortgage’s net income (loss) was $(108,804) and $62,700 for the three months ended June 30, 2008 and 2007, respectively, and $(94,007) and $112,776 for the six month periods ended June 30, 2008 and 2007, respectively.

The Company owns a 51% interest in First Excel. The remaining 49% interest is held by an unaffiliated investor. The minority member’s share of net income was $36,451 and $49,410 for the three months ended June 30, 2008 and 2007, respectively and $41,700 and $85,531 for the six months ended June 30, 2008 and 2007, respectively.

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

Notes to Condensed Consolidated Financial Statements
(unaudited)
As of and for the three months ended June 30,:

	2008
		Financial
	Homebuilding	Services	Totals
Revenues	$32,555,137	$914,814	$33,469,951
Depreciation and amortization	97,346	29,623	126,969
Segment net income (loss)	(3,364,358)	(268,916)	(3,633,274)
Segment assets	268,877,918	4,287,813	273,165,731
Expenditures for segment assets	44,019	—	44,019

	2007
		Financial
	Homebuilding	Services	Totals
Revenues	$43,422,369	$2,287,531	$45,709,900
Depreciation and amortization	152,331	43,751	196,082
Segment net income (loss)	(4,280,659)	213,487	(4,067,172)
Segment assets	305,747,363	2,994,202	308,741,565
Expenditures for segment assets	9,257	11,947	21,204
As of and for the six months ended June 30,:

	2008
		Financial
	Homebuilding	Services	Totals
Revenues	$54,389,821	$2,253,513	$56,643,334
Depreciation and amortization	194,771	62,414	257,185
Segment net income (loss)	(3,166,388)	(219,063)	(3,385,451)
Segment assets	268,877,918	4,287,813	273,165,731
Expenditures for segment assets	91,577	10,000	101,577

	2007
		Financial
	Homebuilding	Services	Totals
Revenues	$69,893,902	$4,491,700	$74,385,602
Depreciation and amortization	257,495	87,870	345,365
Segment net income (loss)	(3,341,306)	427,347	(2,913,959)
Segment assets	305,747,363	2,994,202	308,741,565
Expenditures for segment assets	20,708	15,087	35,795
(10)	Supplemental Guarantor and Non-Guarantor Information

As of June 30, 2008 all subsidiaries of the Company guarantee the Senior Subordinated Notes except for SMC, R&S Mortgage, Heritage Mortgage, First Excel, SMCH, Flowing Springs Neighborhoods, LLC, Bradley Square Neighborhoods, LLC and Spriggs Road Neighborhoods, LLC. The separate financial statements of each guaranteeing subsidiary (each a Guarantor Subsidiary) and Stanley-Martin Financing Corp., the co-issuer of the Senior Subordinated Notes, are not presented because the Company has concluded that such financial statements are not material. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary and Stanley-Martin Financing Corp. is 100% owned by the Company. The Company is referred to as the Parent in the following condensed consolidating and combining financial information.

The following condensed and consolidating financial information sets forth the financial position as of June 30, 2008 and December 31, 2007 and the results of operations and cash flows for the three and six months ended June 30, 2008 and 2007 of the Parent, the Guarantor Subsidiaries, the Non-Guarantor Homebuilding Subsidiaries and the Other Non-Guarantor Subsidiaries.

Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating Balance Sheet as of June 30, 2008

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash	$—	$863,277	$2,446,948	$1,140,490	$—	$4,450,715
Real estate inventory	879,716	193,570,191	63,027,024	—	(1,389,468)	256,087,463
Deposits and escrows	—	1,848,784	186,245	31,800	—	2,066,829
Property and equipment, net	—	171,284	1,104,933	213,240	—	1,489,457
Due from related parties	—	—	121,380	—	88,822	210,202
Investment in affiliates	161,476,320	31,503,516	—	—	(192,979,836)	—
Accounts receivable	—	756,146	437,016	2,295,681	—	3,488,843
Deferred financing costs, net	3,355,335	—	—	—	—	3,355,335
Other assets	—	13,249	1,397,036	606,602	—	2,016,887

	$165,711,371	$228,726,447	$68,720,582	$4,287,813	$(194,280,482)	$273,165,731

Debt	$129,400,000	$88,750,000	$—	$—	$—	$218,150,000
Accounts payable and accrued expenses	10,000	501,516	5,210,608	1,201,923	(3,338)	6,920,709
Due to related parties	—	51,086	(2,447)	—	—	48,639
Accrued interest payable	4,717,417	441,495	—	—	—	5,158,912
Purchaser deposits	—	2,308,468	—	—	—	2,308,468
Cost to complete and customer service reserves	—	3,518,029	335,540	—	—	3,853,569
Other liabilities	—	2,523,711	1,067,644	1,284,292	—	4,875,647

	134,127,417	98,094,305	6,611,345	2,486,215	(3,338)	241,315,944
Minority interest	—	—	—	265,833	—	265,833
Member’s capital	31,583,954	130,632,142	62,109,237	1,535,765	(194,277,144)	31,583,954

	$165,711,371	$228,726,447	$68,720,582	$4,287,813	$(194,280,482)	$273,165,731

Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating Balance Sheet as of December 31, 2007

			Non-Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash	$—	$3,222,679	$847,052	$595,180	$—	$4,664,911
Real estate inventory	684,953	202,208,244	61,590,350	—	(1,474,974)	263,008,573
Deposits and escrows	—	1,998,639	506,094	31,800	—	2,536,533
Property and equipment, net	—	186,214	1,193,195	265,656	—	1,645,065
Due from related parties	(67,183)	(17,400)	187,476	—	(16,587)	86,306
Accounts receivable	—	284,150	882,570	1,221,306	—	2,388,026
Investment in affiliates	192,240,064	40,776,995	—	—	(233,017,059)	—
Deferred financing costs, net	4,054,793	—	—	—	—	4,054,793
Other assets	—	41,449	1,198,866	568,428	—	1,808,743

	$196,912,627	$248,700,970	$66,405,603	$2,682,370	$(234,508,620)	$280,192,950

Debt	$145,720,000	$69,000,000	$—	$—	$—	$214,720,000
Accounts payable and accrued expenses	331,335	195,322	3,437,732	1,489,122	(194,192)	5,259,319
Due to related parties	—	—	51,816	—	—	51,816
Accrued interest payable	5,327,887	421,431	—	—	—	5,749,318
Purchaser deposits	—	1,051,323	61,290	—	—	1,112,613
Cost to complete and customer service reserves	—	3,492,265	146,974	—	—	3,639,239
Other liabilities	—	2,657,938	1,095,687	—	—	3,753,625

	151,379,222	76,818,279	4,793,499	1,489,122	(194,192)	234,285,930
Minority interest	—	—	—	373,615	—	373,615
Member’s capital	45,533,405	171,882,691	61,612,104	819,633	(234,314,428)	45,533,405

	$196,912,627	$248,700,970	$66,405,603	$2,682,370	$(234,508,620)	$280,192,950

Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating Statement of Operations for the
six months ended June 30, 2008

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Revenues:

Homebuilding sales	$—	$51,028,813	$3,076,008	$—	$—	$54,104,821
Financial services	—	—	—	2,253,513	—	2,253,513
Management services	225,000	—	4,271,089	—	(4,211,089)	285,000

Total revenues	225,000	51,028,813	7,347,097	2,253,513	(4,211,089)	56,643,334

Operating expenses:
Cost of sales	—	46,529,619	2,133,130	—	(1,523,390)	47,139,359
Impairment of real estate inventory	—	5,166,678	2,775,763	—	—	7,942,441
Selling and marketing expenses	—	4,086,763	226,878	21,891	(55,204)	4,280,328
General and administrative expenses	2,876,476	473,176	5,435,233	2,522,571	(2,718,000)	8,589,456

Operating income (loss)	(2,651,476)	(5,227,423)	(3,223,907)	(290,949)	85,505	(11,308,250)
Equity in earnings (losses) of affiliates	(1,804,124)	(7,825,630)	—	—	9,629,754	—
Gain on derivative contracts, net	—	(344,314)	—	—	—	(344,314)
Gain on extinguishment of debt	1,070,149	7,007,288	—	—	—	8,077,437
Other income, net	—	164,402	(46,612)	19,579	—	137,369

Net income (loss) before minority interest	(3,385,451)	(6,225,677)	(3,270,519)	(271,370)	9,715,259	(3,437,758)
Minority interest	—	—	—	52,307	—	52,307

Net income (loss)	$(3,385,451)	$(6,225,677)	$(3,270,519)	$(219,063)	$9,715,259	$(3,385,451)

Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating Statement of Operations for the
six months ended June 30, 2007

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding sales	$—	$69,608,892	$—	$—	$—	$69,608,892

Financial services	—	—	—	4,491,700	—	4,491,700
Management services	225,000	—	3,945,380	—	(3,885,370)	285,010

Total revenues	225,000	69,608,892	3,945,380	4,491,700	(3,885,370)	74,385,602

Operating Expenses:
Cost of sales	—	57,884,788	(219,372)	—	(4,282,344)	53,383,072
Impairment of real estate inventory	—	8,542,891	—	—	—	8,542,891
Selling and marketing expenses	—	5,205,014	51,471	29,347	(47,595)	5,238,237
General and administrative expenses	210,565	666,515	6,033,935	3,836,699	—	10,747,714

Operating income (loss)	14,435	(2,690,316)	(1,920,654)	625,654	444,569	(3,526,312)

Equity in earnings (losses) of affiliates	(2,928,394)	(2,597,777)	—	—	5,526,171	—
Gain on derivative contracts, net	—	499,511	—	—	—	499,511
Other income, net	—	213,935	97,214	—	—	311,149

Net income (loss) before minority interest	(2,913,959)	(4,574,647)	(1,823,440)	625,654	5,970,740	(2,715,652)
Minority interest	—	—	—	(198,307)	—	(198,307)

Net income	$(2,913,959)	$(4,574,647)	$(1,823,440)	$427,347	$5,970,740	$(2,913,959)

Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating Statement of Operations for the
three months ended June 30, 2008

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding sales	$—	$30,615,905	$1,798,862	$—	$—	$32,414,767

Financial services	—	—	—	914,184	—	914,184
Management services	112,500	—	2,318,264	—	(2,289,764)	141,000

Total revenues	112,500	30,615,905	4,117,126	914,184	(2,289,764)	33,469,951

Operating Expenses:
Cost of sales	—	28,075,877	1,267,652	—	(955,977)	28,387,552
Impairment of real estate inventory	—	4,675,171	2,775,764	—	—	7,450,935
Selling and marketing expenses	—	2,388,894	116,852	10,819	(12,750)	2,503,815
General and administrative expenses	1,607,822	157,456	2,957,275	1,264,214	(1,359,000)	4,627,767

Operating income (loss)	(1,495,322)	(4,681,493)	(3,000,417)	(360,849)	37,963	(9,500,118)
Equity in earnings (losses) of affiliates	315,896	(7,365,758)	—	—	7,049,862	—
Gain on derivative contracts, net	—	1,131,885	—	—	—	1,131,885
Gain (loss) repurchase of senior subordinated notes	(2,453,848)	7,007,288	—	—	—	4,553,440
Other income, net	—	74,390	15,197	19,579	—	109,166

Net income (loss) before minority interest	(3,633,274)	(3,833,688)	(2,985,220)	(341,270)	7,087,825	(3,705,627)
Minority interest	—	—	—	72,353	—	72,353

Net income (loss)	$(3,633,274)	$(3,833,688)	$(2,985,220)	$(268,917)	$7,087,825	$(3,633,274)

Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating Statement of Operations for the
three months ended June 30, 2007

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding sales	$—	$43,181,769	$—	$—	$—	$43,181,769

Financial services	—	—	—	2,287,531	—	2,287,531
Management services	225,000	—	2,499,521	—	(2,483,921)	240,600

Total revenues	225,000	43,181,769	2,499,521	2,287,531	(2,483,921)	45,709,900

Operating Expenses:
Cost of sales	—	36,056,068	(124,408)	—	(2,690,775)	33,240,885
Impairment of real estate inventory	—	8,542,891	—	—	—	8,542,891
Selling and marketing expenses	—	3,135,968	29,570	17,002	(74,326)	3,108,214
General and administrative expenses	98,842	258,095	3,259,857	1,944,932	—	5,561,726

Operating income (loss)	126,158	(4,811,253)	(665,498)	325,597	281,180	(4,743,816)

Equity in earnings (losses) of affiliates	(4,193,330)	(4,749,936)	—	—	8,943,266	—
Gain on derivative contracts, net	—	663,883	—	—	—	663,883
Other income, net	—	84,644	40,227	—	—	124,871

Net income (loss) before minority interest	(4,067,172)	(8,812,662)	(625,271)	325,597	9,224,446	(3,955,062)
Minority interest	—	—	—	(112,110)	—	(112,110)

Net income	$(4,067,172)	$(8,812,662)	$(625,271)	$213,487	$9,224,446	$(4,067,172)

Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating Statement of Cash Flows for the
six months ended June 30, 2008

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(3,385,451)	$(6,225,677)	$(3,270,519)	$(219,063)	$9,715,259	$(3,385,451)
Impairment of real estate inventory	—	5,166,678	2,775,763	—	—	7,942,441
Equity in losses (earnings) of affiliates	1,804,124	7,825,630	—	—	(9,629,754)	—
Changes in real estate inventory	54,845	3,497,139	(4,023,872)	—	(85,505)	(557,393)
Other operating activities	19,883,195	(32,358,938)	6,195,867	829,848	—	(5,450,028)

Net cash provided by (used in) operating activities	18,356,713	(22,095,168)	1,677,239	610,785	—	(1,450,431)

Investing activities:
Net cash used in investing activities — purchases of property and equipment	—	(14,234)	(77,343)	(10,000)	—	(101,577)

Financing activities:
Draws on (repayments of) line of credit	—	19,750,000	—	—	—	19,750,000
Repurchase of subordinated debt	(7,792,713)	—	—	—	—	(7,792,713)
Distribution to members	(10,564,000)	—	—	—	—	(10,564,000)
Distributions to minority partners	—	—	—	(55,475)	—	(55,475)

Net cash provided by (used in) financing activities	(18,356,713)	19,750,000	—	(55,475)	—	1,337,812

Increase (decrease) in cash and cash equivalents	—	(2,359,402)	1,599,896	545,310	—	(214,196)
Cash and cash equivalents, beginning of period	—	3,222,679	847,052	595,180	—	4,664,911

Cash and cash equivalents, end of period	$—	$863,277	$2,446,948	$1,140,490	$—	$4,450,715

Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating and Combining Statement of Cash Flows for the
six months ended June 30, 2007

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Combined
Operating activities:

Net income (loss)	$(2,913,959)	$(4,574,647)	$(1,823,440)	$427,347	$5,970,740	$(2,913,959)
Impairment of real estate inventory	—	8,542,891	—	—	—	8,542,891
Equity in losses (earnings) of affiliates	2,928,394	2,597,777	—	—	(5,526,171)	—
Changes in real estate inventory	80,032	(56,519,286)	38,867,969	—	(444,569)	(18,015,854)
Other operating activities	2,120,530	36,836,445	(34,726,655)	(381,256)	—	3,849,064

Net cash provided by (used in) operating activities	2,214,997	(13,116,820)	2,317,874	46,091	—	(8,537,858)

Investing activities:
Net cash used in investing activities — purchases of property and equipment	—	(20,708)	—	(15,087)	—	(35,795)

Financing activities:
Borrowings on (repayments of) loans payable, net	—	(2,750,000)	—	—	—	(2,750,000)
Draws on (repayments of) line of credit	—	15,500,000	—	—	—	15,500,000
Distribution to members	(2,214,997)	—	—	—	—	(2,214,997)
Distributions to minority partners	—	—	—	(187,741)	—	(187,741)

Net cash provided by (used in) financing activities	(2,214,997)	12,750,000	—	(187,741)	—	10,347,262

Increase (decrease) in cash and cash equivalents	—	(387,528)	2,317,874	(156,737)	—	1,773,609
Cash and cash equivalents, beginning of period	—	888,326	1,138,737	818,661	—	2,845,724

Cash and cash equivalents, end of period	$—	$500,798	$3,456,611	$661,924	$—	$4,619,333

Notes to Condensed Consolidated Financial Statements
(unaudited)
(11)	Related Party Transactions

The Company is wholly owned by Holdings. During the three months ended June 30, 2008 and 2007, the Company made $1.3 million and $0.7 million in distributions to Holdings, respectively. During the six months ended June 30, 2008 and 2007, the Company made $10.6 million and $2.2 million in distributions to Holdings, respectively. In the future, the Company may be required to distribute funds to Holdings in order to allow Holdings to meet its operating and financing obligations. The Trust Indenture governing the Senior Subordinated Notes permits annual distributions from the Company to Holdings of, among other things, up to $4.0 million, to meet cash distribution obligations of Holdings to its Class A investors, up to $500,000 each year to cover Holdings’ overhead and a $5.0 million unrestricted, cumulative distribution.

A subsidiary of Capital has lot purchase agreements with a 50% owned joint venture of Holdings to purchase 117 finished lots in Loudoun County, Virginia. The purchase price of the lots is based on a predetermined price schedule that contains price escalators of one and a half percent (1.5%) per quarter based on the timing of the lot purchases. As of June 30, 2008, Capital had purchased 73 lots for $12.6 million.

Based on the expected timing of the remaining lot purchases and the estimated individual lot purchase prices at that time under these lot purchase agreements, the Company’s estimated remaining purchase obligation at June 30, 2008 is approximately $8.7 million for 44 lots.

Due from related parties primarily represents amounts due from various entities under the control of the Control Group. Due to related parties primarily represents amounts due to Holdings. All related party receivables and payables are non interest bearing and due on demand.

Management services revenue reported in the statements of operations represents management and accounting support services provided to three related parties, Holdings, Heritage Contracting, LLC and Duball, LLC, through common ownership. The Company utilizes Heritage Contracting, LLC, for contracting services on many of its projects. The Company paid Heritage Contracting approximately $1,302,000 and $1,176,000 for the six months ended June 30, 2008 and 2007, respectively. The Company subleases certain space for its design center from Heritage Contracting, LLC (see Note 7). The Company also has certain management and construction services performed by Duball, LLC. The Company paid Duball, LLC $379,000 and $307,000 for the six months ended June 30, 2008 and 2007, respectively.

(12)	Commitments and Contingencies
(a)	Legal Proceedings

The Company and its subsidiaries are involved in litigation arising from the normal course of business. In the opinion of management, and based on advice of legal counsel, this litigation is not expected to have any material adverse effect on the financial position or results of operations of the Company.

(b)	Guarantees

At June 30, 2008 and December 31, 2007, the Company was contingently liable on performance bonds amounting to approximately $24.7 million and $27.1 million, respectively, to ensure completion of required public improvements related to its homebuilding projects.

Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company is contingently liable under outstanding letters of credit of approximately $2.9 million and $3.0 million at June 30, 2008 and December 31, 2007, respectively.

Heritage Mortgage guarantees amounts outstanding under the $10 million warehouse loan facility. At June 30, 2008, the balance on the warehouse loan facility was $470,506. Heritage Mortgage’s obligation to perform under this guarantee principally arises if Mason defaults on its obligations under the warehouse loan facility. Cardinal Bank, N.A. is the lender on the warehouse loan facility and the parent of Mason. The Company has not recorded any liability related to this guarantee as of June 30, 2008 and December 31, 2007.

Heritage Mortgage is qualified to participate under the VA loan guaranty program and is an approved FHA lender. As a result of its participation in these Federal programs, Heritage Mortgage is required to maintain a minimum net worth of $88,000. At March 31, 2008 and December 31, 2007, Heritage Mortgage was in compliance with the minimum net worth requirements.

The Company has guaranteed amounts due under an operating lease entered into by Heritage Contracting. Payments under the lease in 2008 which are paid by Heritage Contracting were approximately $108,000. Amounts due under this lease increase by 3 percent each year through expiration in May 2011.

(c)	Contract Land Deposits

At June 30, 2008, the Company had entered into various agreements with affiliated and unaffiliated parties to purchase land for approximately $8.7 million. The Company had deposits of $200,000 at December 31, 2007, pertaining to these land purchase agreements. There were no outstanding contract land deposits as of June 30, 2008. The Company is not the primary beneficiary in any of the variable interest entities that hold these land purchase agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
STATEMENT ON FORWARD-LOOKING INFORMATION
     Certain information included herein and in our other reports, SEC filings, statements and presentations is forward-looking within the meaning of the Private Securities Litigation Act of 1995, including, but not limited to, statements concerning our anticipated operating results, financial resources, changes in revenues, changes in profitability, growth and expansion, anticipated income to be realized from our investments in unconsolidated entities, the ability to acquire land, the ability to secure governmental approvals and the ability to open new communities, the ability to sell homes and properties, the ability to deliver homes from backlog, the average delivered prices of homes, the ability to secure materials and subcontractors, and the ability to maintain the liquidity and capital necessary to expand and take advantage of future opportunities. In some cases you can identify those so called forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project,” “intend,” “can,” “could,” “might,” or “continue,” or the negative of those words or other comparable words. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in our other reports, SEC filings, statements and presentations. These risks and uncertainties include local, regional and national economic conditions, the demand for homes, domestic and international political events, uncertainties created by terrorist attacks, the effects of governmental regulation , the competitive environment in which we operate, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, the availability of capital, uncertainties and fluctuations in capital and securities markets, changes in tax laws and their interpretation, legal proceedings, the availability of adequate insurance at reasonable cost, the ability of our customers to finance the purchase of homes, the availability and cost of labor and materials, and weather conditions. Additional information concerning potential factors that we believe could cause our actual results to differ materially from expected and historical results is included in “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2007. Moreover, the financial guidance contained herein related to our expected results of operations for fiscal 2007 reflects our expectations as of August 13, 2008 and is not being reconfirmed or updated by this Quarterly Report on Form 10-Q.
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
     When this report uses the words “we,” “us,” and “our,” they refer to Stanley-Martin Communities, LLC and its subsidiaries, unless the context otherwise requires. Reference herein to “2008,” and “2007,” refer to our quarter ending June 30, 2008 and our quarter ended June 30, 2007, respectively.
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

     Beginning in the third quarter 2005 and continuing into 2008, we have experienced a slowdown in new orders. The value of our backlog as of June 30, 2008 was $55.3 million, a 29.2% decline compared to the value of our backlog as of June 30, 2007. We believe this slowdown is attributable to a decline in consumer confidence, an overall softening of demand for new homes, and an oversupply of homes available for sale. Our second quarter 2008 and 2007 cancellation rates were 6% and 4%, respectively, with a historical cancellation rate of approximately 9%. When we report new orders, the number and value of new orders are reported net of any cancellations occurring during the reporting period, whether signed in that reporting period or in a prior period. Despite this slowdown, we remain cautiously optimistic about the future of our business. Metropolitan Washington, D.C. fundamentals remain strong due to the continuing regulation-induced constraints on lot supplies, the growing number of affluent households, historically low unemployment and historically strong job creation.
     Through our financial services operations we offer a variety of financial services products including mortgage origination, title insurance and closing services. Our mortgage revenues consist primarily of loan origination fee income and gains on the sale of mortgages. Revenues from our mortgage operations are generally recognized when the mortgage loans and related servicing rights are sold to George Mason Mortgage, LLC (“Mason”), which occurs concurrently with the closing of the associated mortgage loan. Title revenues consist primarily of title insurance premiums and closing services and are recognized as homes are closed.
     The Company is concerned about the current status of the secondary mortgage market. However, with few exceptions, through our second-quarter-end, our buyers generally were able to obtain loans. Nevertheless, tightening credit standards will likely continue to shrink the pool of potential home buyers. Mortgage market liquidity issues and higher borrowing rates may impede some of our home buyers from closing, while others may find it more difficult to sell their existing homes as their buyer faces the problem of obtaining a mortgage. However, we believe that our buyers generally should be able to continue to secure mortgages. Although we cannot predict the short- and long-term liquidity of the loan markets, we caution that, given the current uncertainties in the mortgage markets, the pace of home sales could slow further until the credit markets stabilize.
Because of the length of time that it takes to obtain the necessary approvals on a property, complete land improvements and deliver a home after a home buyer signs an agreement of sale, we are subject to many risks. We attempt to reduce our risk by controlling land for future development through options when market conditions permit, thus allowing us to obtain the necessary governmental approvals before acquiring title to the land. In addition, we attempt to reduce our risk by generally commencing construction of a home after executing an agreement of sale and receiving a substantial down payment from a buyer, and using subcontractors to perform home construction and land development on a fixed-price basis. We currently do not hold many option contracts because older contracts have been cancelled in this period of declining land prices and the current market conditions are showing little activity on new properties as land holders are waiting for prices to stabilize.
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
     In 2007, we commenced custom home building services under the name Stanley-Martin Custom Homes, LLC (“SMCH”). For the six months ended June 30, 2008, Custom Homes has been engaged to construct eight homes for individuals that are not homebuying customers of the Company, and had 10 homes previously engaged to construct but not yet completed. Of the 18 homes currently being worked upon in the first six months of 2008, six homes have not commenced construction, five homes were completed and seven have commenced construction. The Company recognizes custom home services fees based on percentage-of-completion method, cost-to-cost method.
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
     Heritage Mortgage’s mortgage loan originations are funded through the use of a warehouse loan facility. Cardinal Bank has provided the warehouse facility since July 2004. Mason is a wholly-owned subsidiary of Cardinal Bank, N.A. This warehouse facility bears interest at a variable rate based on the Federal Funds Rate. Mason is the principal borrower under the $10 million warehouse facility with Cardinal Bank, and Heritage Mortgage is jointly and severally liable with Mason for the obligations under the warehouse facility as an accommodation party (which in this case is equivalent to a guarantor). Accordingly, Heritage Mortgage bears no interest cost nor has any outstanding borrowings on the warehouse facility because ownership of the originated loans is transferred to Mason concurrent with our closing of the loan with the borrower. At June 30, 2008, the warehouse line balance was $470,506.
     We recognize title insurance premiums associated with our title operations as home sales are closed, closing services are rendered and title policies are issued, all of which generally occur simultaneously as each home sale is closed. All of the title insurance premiums are underwritten by a third party insurer.

Homebuilding Inventory
     Homebuilding inventory is stated at cost unless a community is determined to be impaired, in which case the impaired inventories are written down to fair value. The cost of developed lots and uncompleted homes represents the actual costs that are accumulated on a project basis with direct costs accumulated on a specific identification basis by unit within the project. Finance costs, including interest, and real estate taxes are capitalized as inventory costs. Field construction and supervision salaries and related overhead expenses are included in inventory costs. Selling, general, and administrative costs are expensed as incurred. Upon settlement, direct costs are expensed based on actual costs incurred, and other capitalized costs are expensed on an estimated standard cost basis. Estimated costs to complete are provided as homes are settled.
     Land, land development and other indirect costs, both incurred and estimated to be incurred in the future are allocated to the cost of homes closed based upon the total number of homes to be constructed in each community. Any revisions resulting from a change in the estimated number of homes to be constructed or in estimated costs subsequent to the commencement of delivery of homes are reallocated prospectively. Home construction and related costs are charged to the cost of homes closed under the specific identification method. The estimated land, common area development and related costs of master planned communities are allocated to individual communities within a master planned community on a relative sales value basis. Any revisions resulting from a change in the estimated number of homes to be constructed or in the estimated costs subsequent to the commencement of delivery of homes are reallocated to each of the communities of the master planned community prospectively in future periods.
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
     We evaluate our deposits related to fixed price lot acquisition contracts based on the provisions of Financial Accounting Standards Board Interpretation No. 46, revised, Consolidation of Variable Interest Entities, or FIN 46R, the provisions of which were effective for us on January 1, 2004. FIN 46R requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate that entity. The primary beneficiary of a VIE is the party that absorbs a majority of the VIE’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets, exclusive of variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of variable interests. We have no lot acquisition contracts that require consolidation of the related VIE as of June 30, 2008.
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

Financial Instruments
     We account for our derivatives and hedging activities in accordance with SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. As of June 30, 2008, we had two interest rate swaps and one interest rate collar which are considered derivative instruments. We entered into these derivative contracts to economically hedge our exposure to changes in interest rates. We do not enter into derivative instruments for speculative purposes. We have not designated the derivative instruments as cash flow hedges for financial reporting purposes. Amounts paid or received under these agreements and changes in the fair values of the instruments are recognized as “loss on derivative contracts, net” in the consolidated and combined statements of operations. The fair values of the derivative instruments are reflected in the consolidated balance sheets as a component of other assets or other liabilities.
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
     To calculate the effects of interest rate movements, the Company utilizes applicable investor daily interest rate sheets and multiplies the price movement between the rate lock date and the notional commitment amount. The fair value of the Company’s forward sales contracts to Mason solely considers the price movement of investor price sheets between the rate lock date and the balance sheet date. The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.
     The Company sells all of its loans on a servicing released basis, and receives a servicing release premium upon sale. Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and are approximately 1.69% of the loan amount. The Company assumes an approximate 40% fallout rate when measuring the fair value of rate lock commitments, which is consistent with our historical rate of fallout from rate lock commitments with customers. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on historical experience and our expectation of future performance.
     Prior to the adoption of SAB No. 109 and SFAS No. 157, the net fair value of the rate-lock commitment to the borrower and the forward sale to Mason were zero because any change in underlying interest rates have an equal and offsetting impact and all originated loans are immediately sold to Mason concurrent with the closing of the loan with the borrower. The resulting $47,094 unrealized loss and $203,329 unrealized gain for the three and six months ended June 30, 2008, respectively, were primarily attributable to the inclusion of the value of the servicing rights in the calculation as required by SAB No. 109. This gain (loss) is reflected in financial services revenues in the accompanying financial statements. The aforementioned fair value measurement change for the three and six months ended June 30, 2008 are a net decrease and increase, respectively, in financial services revenues and will be impacted in the future by the change in volume and product mix of our locked loan commitments.

Selected Financial and Other Information
     The following table includes selected consolidated statement of operations and other data for the three and six months ended June 30, 2008 and 2007.

	Three months ended June 30,		Six months ended June 30,
	(in thousands)		(in thousands)
	2008	2007	2008	2007
Statement of Operations Data:
Homebuilding sales — homes	$30,616	$43,182	$48,029	$69,609
Cost of sales — homes	27,183	33,241	41,915	53,383

Gross margin — homes	3,433	9,941	6,114	16,226

Homebuilding sales — land	—	—	3,000	—
Cost of sales — land	(93)	—	3,015	—

Gross margin (loss) — land	93	—	(15)	—

Custom home services fees	1,799	—	3,076	—
Cost of sales — custom home services	1,298	—	2,209	—

Gross margin — custom home services	501	—	867	—

Gross margin — homebuilding before impairment	4,027	9,941	6,966	16,226
Impairment of real estate inventory	7,451	8,543	7,942	8,543

Gross margin (loss) — homebuilding	(3,424)	1,398	(976)	7,683

Financial services revenue	914	2,288	2,254	4,492
Management services revenue	141	241	285	285
Selling and marketing expense	(2,503)	(3,108)	(4,280)	(5,238)
General and administrative expense	(4,627)	(5,562)	(8,589)	(10,748)
Gain (loss) on derivative contracts	1,132	664	(344)	500
Gain on repurchase of senior subordinated notes	4,553	—	8,077	—
Other, net	109	124	136	310
Minority Interest	72	(112)	52	(198)

Net loss	$(3,633)	$(4,067)	$(3,385)	$(2,914)

Other Financial Data:
Gross margin (loss) — homebuilding	(10.6)%	3.2%	(1.8)%	11.0%
Depreciation and amortization	$127	$196	$257	$345

Operating Data:
Net new home orders	92	78	156	168
Average sales price of new orders	$475	$557	$499	$567
Home deliveries	53	73	84	115
Average sales price of homes delivered	$578	$592	$572	$605
Backlog at end of period (homes)	111	138	111	138
Backlog at end of period, contract value	$55,256	$78,139	$55,256	$78,139

Selected Homebuilding Operating Data
     The following table sets forth certain information regarding closings, new orders and backlog for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Home Deliveries (homes):
Single-family	37	41	60	72
Townhome	16	32	24	43

Total	53	73	84	115

Average Sales Price of Homes Delivered:
Single-family	$593	$615	$600	$625
Townhome	$541	$561	$502	$572
Average sales price of homes delivered	$578	$592	$572	$605

Revenue from Homes Delivered:
Single-family	$21,953	$25,221	$35,990	$44,995
Townhome	8,663	17,961	12,039	24,614

Total	$30,616	$43,182	$48,029	$69,609

Revenue from Land Sales:	$—	$—	$3,000	$—

Custom Home Services Fees:	$1,799	$—	$3,076	$—

New Orders (homes):
Single-family	51	57	87	107
Townhome	41	21	69	61

Total	92	78	156	168

Average Sales Price of New Orders:
Single-family	$492	$608	$521	$600
Townhome	$454	$419	$471	$510
Average sales price of all new orders	$475	$557	$499	$567

Value of New Orders:
Single-family	$25,106	$34,660	$45,316	$64,160
Townhome	18,625	8,799	32,526	31,101

Total	$43,731	$43,459	$77,842	$95,261

Backlog at End of Period (homes):
Single-family	62	92	62	92
Townhome	49	46	49	46

Total	111	138	111	138

Average Sales Price Backlog End of Period:
Single-family	$528	$604	$528	$604
Townhome	$459	$492	$459	$492
Average sales price backlog value for all homes	$498	$566	$498	$566

Backlog Sales Value at End of Period:
Single-family	$32,772	$55,525	$32,772	$55,525
Townhome	22,484	22,614	22,484	22,614

Total	$55,256	$78,139	$55,256	$78,139

Quarter Ended June 30, 2008 (2008) Compared to Quarter Ended June 30, 2007 (2007)
     Revenue. Total revenues for 2008 were $33.5 million, down $12.2 million or 26.7% from $45.7 million for 2007. Homebuilding sales-homes were $30.6 million in 2008, down $12.6 million or 29.2% from $43.2 million in 2007. The decrease in homebuilding sales-homes was the result of a 27.4% decrease in the number of homes delivered plus a 2.4% decrease in the average price of a delivered home.
     During 2007, we delivered 73 homes with an average sales price of $592,000 compared to 53 homes with an average sales price of $578,000 in 2008. In 2007, we delivered 32 townhomes and 41 single family homes. The townhomes had an average sales price of $561,000 and the single family homes had an average sales price of $615,000. In 2008, we delivered 16 townhomes and 37 single family homes. The townhomes had an average sales price of $541,000 and the single family homes delivered had an average sales price of $593,000. The decrease in the average sales price is due to a shift in the product mix being offered by the Company and a general decline in demand within the market place.
     In the latter half of 2007, the Company became involved in the construction of custom homes for individuals that are not home buying customers of the Company. Total custom home services fees for 2008 were $1.8 million.
     We include the revenues of our mortgage services and title insurance services subsidiaries in financial services revenues. Financial services revenues were $0.9 million in 2008, down 60.9% from $2.3 million in 2007. The decrease in revenues when compared to the same quarter in the prior year was driven by a decline in loan origination fees with a 56.4% decrease in the number of loans originated and a 17.9% increase in the average size of the loans on which the fees are based. Our homebuyers accounted for 26.5% of Heritage Mortgage’s business in the second quarter 2008, up from 24.7% in 2007. In the second quarter of 2008, the Company recorded a charge of $0.5 million, which represents fees to be paid to Mason, in return for Mason agreeing to release all current and future repurchase obligations related to loans originated by the Company prior to May 1, 2008 and sold by Mason to one specific third-party purchaser.
     During 2008, Heritage Mortgage was responsible for handling the financing needs of 77% of our homebuyers, down from 90% in 2007. First Excel was responsible for underwriting title insurance for 91% of our Virginia homebuyers in the second quarter 2008, down from 98% in 2007. Financial services revenues were 2.7% of total 2008 revenues, down from 5.0% a year earlier.
     New Orders and Backlog. The number of new orders increased 17.9% to 92 in 2008 from 78 in 2007. The aggregate value of new orders was $43.7 million in 2008, up $0.2 million or 0.5% from $43.5 million a year earlier. The average sales price for new orders declined from $557,000 in 2007 to $475,000 in 2008. This 14.7% decline in the average sales price when compared to the same period in the prior year is due to both a change in product type and reduced net sales prices given competitive market conditions. In 2007, 73.1% of the new orders were single family homes. In 2008, 55.4% of the new orders were single family homes. In 2008, new orders were comprised of 51 single family homes with an average sales price of approximately $492,000 and 41 townhome new orders with an average sales price of $454,000. In 2007, there were 57 single family new orders with an average sales price of $608,000 and 21 townhome new orders with an average sales price of $419,000.
     At June 30, 2008, our backlog was 111 homes with an aggregate value of $55.3 million, down from 138 homes with an aggregate value of $78.1 million a year earlier. The average sales price in backlog at June 30, 2008 was $498,000, down $68,000 or 12.0% from $566,000 a year earlier. Just as with new orders, the decrease in average sales price in backlog is due to a change in product mix as well as a more challenging market. As of June 30, 2008, 62 single family homes were in backlog with an average sales price of $528,000, down from 92 single family homes with an average sales price of $604,000 a year earlier. As of June 30, 2008, 49 townhomes were in backlog with an average backlog price of $459,000. A year earlier, 46 townhomes were in backlog with an average backlog price of $492,000.

Gross Margin-Homebuilding. The gross margin-homebuilding in 2008 was $(3.4) million compared to $1.4 million in 2007. In 2008 and 2007, market conditions for new home sales declined as inventory levels of both new and existing homes remained high and competitors continue to discount their existing inventory. As a result the Company recorded a $7.5 million and an $8.5 million charge for impairment of real estate inventory held due to declining market conditions for the three months ended June 30, 2008 and 2007 respectively. The gross margin-homebuilding was (10.6)%, down from 3.2% from the same period a year earlier. The gross margin homebuilding, excluding impairment, for the three months ended June 30, 2008 was 12.4%, down from 23.0% for the same period a year earlier, which is a reflection of the declining market.
     Selling and Marketing Expenses. Total selling and marketing expenses in 2008 decreased $0.6 million, or 19.4%, to $2.5 million from $3.1 million in 2007. Selling and marketing expenses as a percent of homebuilding sales increased to 7.7% in 2008 compared to 7.2% in 2007. The increase in selling and marketing costs as a percent of homebuilding sales is due to the increase in closing costs offered to meet market demands and enhanced marketing efforts in the competitive market.
     General and Administrative Expenses. Total general and administrative expenses in 2008 decreased approximately $0.9 million or 16.1% to $4.6 million from $5.6 million in 2007. The decrease in general and administrative expenses was primarily due to a decrease in personnel costs, insurance and professional fees. General and administrative expenses as a percentage of total revenues increased to 13.8% in 2008 from 12.2% in the same period in 2007. Homebuilding general and administrative expenses were $3.3 million or 10.2% of homebuilding revenue in 2008, down from $3.7 million or 8.5% of homebuilding revenue a year earlier. Financial services general and administrative expenses were $1.3 million in 2008, down 32% from $1.9 million a year earlier. The decline is due to the reduced business volume offset by the fixed nature of many expenses.
     Gain on Derivative Contracts. Our homebuilding segment utilizes derivative instruments to economically hedge our risk of interest rate fluctuations related to our variable rate line of credit. During the second quarter 2008 and 2007, we had two interest rate swaps and one interest rate collar outstanding with an aggregate notational amount of $50 million under which we make fixed rate payments and receive variable interest payments. The gain on derivative contracts, net, was $1.1 million in 2008 and $0.7 million in 2007.
     Gain on extinguishment of senior subordinated notes. During 2008, the Company repurchased $8.9 million (face value) of senior subordinated notes for $4.1 million. The transaction resulted in a $4.6 million gain after the write-off of related deferred financing costs.
     Other income, net. Our homebuilding segment recognized other income, net of $109,167 in 2008 compared to $124,871 in 2007. Other income, net primarily represents forfeited purchaser deposits, interested earned on cash balances and rental income offset by fees on our unused line of credit and letters of credit.
     Minority Interest. Minority interest expense represents the minority owner’s 25% interest in Heritage Mortgage and the minority owner’s 49% interest in First Excel. Minority interest expense (benefit) was $(72,353) for 2008 and $112,110 for 2007. The decrease in 2008 from 2007 is due to reduced business activity in both our mortgage and title company.
     Net Income (loss). Overall, net income (loss) for the second quarter 2008 was $(3.6) million, down $0.5 million from $(4.1) million in 2007. Our homebuilding segment experienced a decrease in net loss to $(3.3) million in 2008 from $(4.3) million in 2007. This decrease was primarily the result of the decrease in 2008 homebuilding sales revenue, and a decline in gross margin-homebuilding, offset by a gain on the extinguishment of debt and a gain on derivative contracts. Our financial services segment reported net income of $(268,917) for 2008, down from $213,487 in 2007. This decline reflects the slow down in both our mortgage and title businesses.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     Revenue. Total revenues for the six months ended June 30, 2008 were $56.6 million, down $17.8 million or 23.9% from $74.4 million for the six months ended June 30, 2007. Homebuilding sales-homes were $48.0 million in the six months ended June 30, 2008, down $21.6 million or 31.0% from $69.6 million in the six months ended June 30, 2007. The decrease in homebuilding sales-homes was the result of a 27.0% decrease in the number of homes delivered plus a 5.5% decrease in the average price of a delivered home. The Company had $3.0 million of Homebuilding sales — land in 2008.
     During the six months ended June 30, 2007, we delivered 115 homes with an average sales price of $605,000 compared to 84 homes with an average sales price of $572,000 in the six months ended June 30, 2008. In the six months ended June 30, 2007, we delivered 43 townhomes and 72 single family homes. The townhomes had an average sales price of $572,000 and the single family homes had an average sales price of $625,000. In the six months ended June 30, 2008, we delivered 24 townhomes and 60 single family homes. The townhomes had an average sales price of $502,000 and the single family homes delivered had an average sales price of $600,000. The change in the average sales price is due to a shift in the product mix being offered by the Company and a general decline in demand within the market place.

     In the latter half of 2007, the Company became involved in the construction of custom homes for individuals that are not home buying customers of the Company. Total custom home services fees for the six months ended June 30, 2008 were $3.1 million.
     We include the revenues of our mortgage services and title insurance services subsidiaries in financial services revenues. Financial services revenues were $2.3 million in the six months ended June 30, 2008, down 48.8% from $4.5 million in the six months ended June 30, 2007. The decrease in revenues when compared to the same quarter in the prior year was driven by a decline in loan origination fees with a 52.1% decrease in the number of loans originated and a 12.5% increase in the average size of the loans on which the fees are based. In the second quarter of 2008, the Company recorded a charge of $0.5 million, which represents fees to be paid to Mason, in return for Mason agreeing to release all current and future repurchase obligations related to loans originated by the Company prior to May 1, 2008 and sold by Mason to one specific third-party purchaser. Our homebuyers accounted for 18.3% of Heritage Mortgage’s business in the first six months of 2008, down from 18.6% in the first six months of 2007.
     During the six months ended June 30, 2008, Heritage Mortgage was responsible for handling the financing needs of 66.7% of our homebuyers, down from 88% in the six months ended June 30, 2007. First Excel was responsible for underwriting title insurance for 91% of our Virginia homebuyers in the first six months of 2008, down from 96% in 2007. Financial services revenues were 4.0% of total 2008 revenues, down from 6.0% a year earlier.
     New Orders. The number of new orders decreased 7.1% to 156 in the six months ended June 30, 2008 from 168 in the six months ended June 30, 2007. The aggregate value of new orders was $77.8 million in the six months ended June 30, 2008, down $17.5 million or 18.4% from $95.3 million a year earlier. The average sales price for new orders declined from $567,000 in the six months ended June 30, 2007 to $499,000 in the six months ended June 30, 2008. This 12.0% decline in the average sales price when compared to the same period in the prior year is due to both a change in product type and reduced net sales prices given competitive market conditions. In the six months ended June 30, 2007, 63.7% of the new orders were single family homes. In the six months ended June 30, 2008, 55.8% of the new orders were single family homes. For the six months ended June 30, 2008, new orders were comprised of 87 single family homes with an average sales price of approximately $521,000 and 69 townhome new orders with an average sales price of $471,000. In the six months ended June 30, 2007, there were 107 single family new orders with an average sales price of $600,000 and 61 townhome new orders with an average sales price of $510,000.
     Gross Margin-Homebuilding. The gross margin-homebuilding in the six months ended June 30, 2008 was $(1.0) million compared to $7.7 million for the six months ended June 30, 2007. In the first six months of 2008 and 2007, market conditions for new home sales declined as inventory levels of both new and existing homes remained high and competitors continue to discount their existing inventory. As a result the Company recorded a $7.9 million and $8.5 million charge for asset impairment of real estate inventory held due to declining market conditions for the six months ended June 30, 2008 and 2007, respectively. The gross margin-homebuilding was (1.8)%, down from 11.0% from the same period a year earlier. The gross margin homebuilding, excluding impairment, was 12.9% down from 23.3% a year earlier, which is a reflection of the declining market.
     Selling and Marketing Expenses. Total selling and marketing expenses in the six months ended June 30, 2008 decreased $0.9 million, or 17.3%, to $4.3 million from $5.2 million in the six months ended June 30, 2007. Selling and marketing expenses as a percent of homebuilding sales increased to 7.9% in the six months ended June 30, 2008 compared to 7.5% in the same period in 2007. The increase in selling and marketing costs as a percent of homebuilding sales is due to the increase in closing costs offered to meet market demands and enhanced marketing efforts in the competitive market.
     General and Administrative Expenses. Total general and administrative expenses in the six months ended June 30, 2008 decreased approximately $2.1 million or 19.6% to $8.6 million from $10.7 million in the six months ended June 30, 2007. The decrease in general and administrative expenses was primarily due to a decrease in personnel costs, insurance and professional fees. General and administrative expenses as a percentage of total revenues increased to 15.2% in the six months ended June 30, 2008 from 14.4% in the same period in 2007. Homebuilding general and administrative expenses were $6.1 million or 11.3% of homebuilding revenue in the six months ended June 30, 2008, down from $6.9 million or 9.9% of homebuilding revenue a year earlier. Financial services general and administrative expenses were $2.5 million in the six months ended June 30, 2008, down 34.2% from $3.8 million a year earlier. The decline is due to the reduced business volume offset by the fixed nature of many expenses.
     Gain (loss) on Derivative Contracts. Our homebuilding segment utilizes derivative instruments to economically hedge our risk of interest rate fluctuations related to our variable rate line of credit. During the first six months of 2008 and 2007, we had two interest rate swaps and one interest rate collar outstanding with an aggregate notational amount of $50 million under which we make fixed rate payments and receive variable interest payments. The gain (loss) on derivative contracts, net, was $(0.3) million in the six months ended June 30, 2008 and $0.5 million in the six months ended June 30, 2007.

Gain on extinguishment of senior subordinated notes. During the first six months of 2008, the Company repurchased $16.3 million (face value) of senior subordinated notes for $7.8 million. The transaction resulted in an $8.1 million gain after the write-off of related deferred financing costs.
     Other income, net. Our homebuilding segment recognized other income, net of $137,369 in the six months ended June 30, 2008 compared to $311,149 in the same period in 2007. Other income, net primarily represents forfeited purchaser deposits, interested earned on cash balances and rental income offset by fees on our unused line of credit and letters of credit.
     Minority Interest. Minority interest expense represents the minority owner’s 25% interest in Heritage Mortgage and the minority owner’s 49% interest in First Excel. Minority interest expense (benefit) was $(52,307) for the six months ended June 30, 2008 and $198,307 for the six months ended June 30, 2007. The decrease in 2008 from 2007 is due to reduced business activity in both our mortgage and title company.
     Net loss. Overall, net loss for the six months ended June 30, 2008 was $(3.4) million, increased to $0.5 million from $(2.9) million in the six months ended June 30, 2007. Our homebuilding segment experienced a decrease in net loss to $3.2 million in the six months ended June 30, 2008 from $(3.3) million in the six months ended June 30, 2007. This decrease was primarily the result of the decrease in 2008 homebuilding sales revenue, a loss on derivative contracts, and a decline in gross margin-homebuilding, offset by a gain on extinguishment of debt. Our financial services segment reported net income (loss) of $(219,063) for the six months ended June 30, 2008, down from $427,347 in the six months ended June 30, 2007. This decline reflects the slow down in both our mortgage and title businesses.
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
Liquidity and Capital Resources
     Our financing needs depend on settlement volume, asset turnover, land acquisition and inventory balances. We have incurred substantial indebtedness and may incur substantial indebtedness in the future to fund our homebuilding activities. During the first six months of 2008, we borrowed $19.8 million on our line of credit. These funds were used to fund our cash needs, which included $1.5 million net cash used in operating activities as of June 30, 2008, inclusive of a $0.6 million reduction in real estate; the repurchase of senior subordinated debt of $7.8 million; and certain capital payments of $10.6 million, which included $3.6 million of the Permitted Tax Distribution for 2007 (see discussions below).
     During the first six months of 2008, we purchased approximately $3.7 million of land, before any purchase adjustments, using available cash and borrowings under our senior secured facility. We will continue to evaluate all of our alternatives to satisfy our demand for lots in the most cost effective manner. As of June 30, 2008, the Company has the following:

	December 31,	March 31,	June 30,
	2007	2008	2008
Owned lots not sold (2)	2,892	2,846	2,863 (1)
Option lots not sold	60	53	44

Total lots available for future sale	2,952	2,899	2,907
Sales backlog	39	72	111

Total lots for future deliveries	2,991	2,971	3,018

(1)	Includes an increase of 100 additional townhouse lots as a part of a revised long range plan within the Wildewood Communities.

(2)	Includes 598 multi-family lots and 1 commercial lot at Presidents Pointe.

     We assess our liquidity in terms of our ability to generate cash and obtain financing to fund our operating activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds and our senior secured credit facility. The senior secured credit facility is a three-year facility that matures on December 1, 2010 and can be extended one year every December 1 subject to the lender’s approval. As of June 30, 2008, we had $88.8 million borrowed on our senior secured credit facility. Our borrowing capacity under the senior secured credit facility is dependent on borrowing base calculations stipulated in the facility agreement. At June 30, 2008, these calculations allowed for additional borrowings of up to $35.8 million over the $88.8 million already on the line of credit. Borrowings under the senior secured credit facility are secured by land and construction work-in-progress and carry a floating interest rate of one month LIBOR plus a margin that ranges from 175 to 225 basis points. As additional parcels of land owned by the Company are added to the borrowing base, the Company can continue to increase its borrowing capability.
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
     In the first six months of 2008, the Company repurchased subordinated notes with a face value of $16.3 million for $7.8 million. The transaction resulted in a gain on extinguishment of debt of $8.1 million, after the write-off of related deferred financing costs. The Company will continue to assess the current market value of the subordinated debt, outstanding debt on the line of credit and future liquidity requirements in determining the Company’s desire to repurchase additional subordinated debt, subject to subordinated debt repurchase restrictions in our secured credit facility.
     Neighborhood Holdings, LLC, our parent, has substantial obligations to make distribution payments on its outstanding Class A membership interests. Neighborhood Holdings is obligated to pay approximately $375,000 a month to the holders of Class A membership interests. Class A membership interests will be redeemed in installments on June 30, 2009, June 30, 2010, and June 30, 2011. As of June 30, 2008, the redemption amounts due on the dates listed above are $13.3 million, $12.5 million and $11.6 million, respectively. Neighborhood Holdings may request the holders of the Class A membership interests to roll forward for a three year period the obligations due on each of the redemption dates. In the four and a half years during which Neighborhood Holdings has been obligated to make similar annual payments, the majority of the holders of the Class A membership interests have agreed to roll the redemption date forward three years. There is no assurance that these holders will continue to accede to any future requests to defer payment. In addition, from time to time, Neighborhood Holdings makes distribution payments on its Class B membership interests, a portion of which may be used to fund the tax obligations of the beneficial holders thereof, Martin K. Alloy and Steven B. Alloy, which are attributable to our income by virtue of our being a “pass-through” entity for income tax purposes. Neighborhood Holdings relies on distributions from its subsidiaries, including us, to fund these payments. For the six months ended June 30, 2008 and 2007, there were $10.6 million and $2.2 million of distributions to Holdings, respectively.
     We believe that our available financing is adequate to support operations and planned land acquisitions through 2010.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007.
     Cash Flows used in Operating Activities. Net cash used in operating activities was $1.5 million for the six months ended June 30, 2008, down 82.4% from the net cash used in operating activities of $8.5 million in the same period a year earlier. The majority of the decrease in net cash used in operating activities was the result of a significant decrease in the use of cash related to the change in our real estate inventory. The change in real estate inventory was $(0.6) million in the six months ended June 30, 2008 as compared to $(18.1) million in the six months ended June 30, 2007 and was the result of a reduction in purchases of land and a decrease in land development activities.
     Cash Flows used in Investing Activities. Net cash used in investing activities for the six months ended June 30, 2007 represents the purchase of $35,795 of property and equipment purchases. Net cash used in investing activities for the six months ended June 30, 2008 represent property and equipment purchases of approximately $101,577.
     Cash Flows provided by Financing Activities. Cash provided by financing activities was $1.3 million for the six months ended June 30, 2008, down 87.4% from $10.3 million a year earlier. In the six months ended June 30, 2008, we borrowed $19.8 million on our line of credit and repurchased senior subordinated notes for $7.8 million. In the six months ended 2007, we drew $15.5 million on our line of credit and repaid $2.8 million seller note related to property we acquired in late 2006. Distributions were $10.6 million and $2.2 million in the six months ended June 30, 2008 and 2007, respectively, which includes a $3.6 million payment of the Permitted Tax Distribution for December 31, 2007. Distributions to minority partners decreased to $55,475 in the six months ended June 30, 2008 down from $187,741 in the six months ended June 30, 2007.
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
     The Company’s “Consolidated Tangible Net Worth” (as defined in the Trust Indenture) was $32.8 million as of March 31, 2008. In accordance with the Trust Indenture, the Company notified the Trustee within 55 days after the end of the quarter that Consolidated Tangible Net Worth was less than $35 million. Under the Trust Indenture, if the Company’s Consolidated Tangible Net Worth is less than $35 million for two consecutive quarters, then within 65 days after the end of such second quarter, the Company would be required to cure the Consolidated Net Worth deficiency by obtaining a sufficient additional cash equity investment or to offer to repurchase 10% of the then outstanding senior subordinated notes at par (a “Repurchase Offer”).
     The Consolidated Tangible Net Worth was $28.2 million at June 30, 2008 and the Company did not meet the requirements of the Minimum Consolidated Tangible Net Worth. Because the Company’s Consolidated Tangible Net Worth was below $35 million for two consecutive quarters, the Company is required to either obtain sufficient additional cash equity investment or to make a Repurchase Offer. To date, the Company has repurchased senior subordinated notes in the aggregate amount of $20.6 million (face amount). Under the Trust Indenture, the Company is not required to make a Repurchase Offer to the extent that it has previously acquired senior subordinated notes with a principal amount in excess of the amount of notes required to be subject to the Repurchase Offer. Since the Repurchase Offer is satisfied from previously acquired senior subordinated notes, the Company has satisfied the Repurchase Offer obligation.
     Contractual Obligations
     Included in the table below is a summary of future amounts payable as of June 30, 2008 under contractual obligations.

		Remainder
(dollars in thousands)	Total	2008	2009-2010	2011-2015	2016+
Senior Subordinated Notes(1)	$129,400,000	$—	$—	$129,400,000	$—
Senior secured credit facility(2)	88,750,000	—	88,750,000	—	—
Operating leases(3)	7,534,222	590,099	2,176,258	4,685,338	82,527

Total	$225,684,222	$590,099	$90,926,258	$134,085,338	$82,527

(1)	On August 10, 2005 we issued ten year $150.0 million senior subordinated notes which will mature August 10, 2015. We cannot fully redeem the notes before August 15, 2010 subject to certain exceptions. The notes bear interest at 9.75% which is paid semi-annually each February and August. The above amounts do not include interest. The Company repurchased $4.3 million (face value) of senior subordinated notes during the third quarter of 2007 and $16.3 million (face value) during the first six months of 2008, in individual market transactions.

(2)	Borrowings under the senior secured credit facility carry a floating interest rate equal to LIBOR plus an applicable margin based on Capital’s senior debt ratio. The applicable margin ranges from 175 to 225 basis points and was 175 basis points at June 30, 2008 and 2007. The above amounts do not include interest.

(3)	Represents rent payments on noncancellable leases for office space in Virginia and Maryland with various lease expiration dates through 2016. The total annual base rent ranges from approximately $903,000 to $1,161,000 over the life of the leases.
     In addition to the contractual obligations listed above as of June 30, 2008, we are party to two lot purchase agreements with a related party. On January 10, 2002, Neighborhoods I, LLC, our indirect subsidiary, entered into two Lot Purchase Agreements, each amended as of February 15, 2005, with Renaissance at Woodlands, LLC (“Woodlands”), which is assigned by Neighborhood I to Woodlands Neighborhood, LLC, another indirect subsidiary. Woodlands is a joint venture in which Neighborhood Holdings is an indirect 50% owner and an affiliate of WCI Communities, Inc. (“WCI”) is a 50% owner. Our remaining obligations under the Lot Purchase Agreements were approximately $8.7 million at June 30, 2008, which takes into account contractual price escalations within the contract
Off-Balance Sheet Arrangements
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
     Letters of Credit and Completion Bonds. We provide standby letters of credit and completion bonds for development work in progress. As of June 30, 2008, we had outstanding approximately $2.9 million of standby letters of credit and $24.7 million of performance and completion bonds.
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
     The fair value of our ten year $129.4 million senior subordinated notes issued August 10, 2005 is $59.5 million as of June 30, 2008.
     As of June 30, 2008, the Company has the following derivative agreements that economically hedge a portion of our exposure to interest rate fluctuation:

Notional Amount	Matures	Company Pays	Company Receives
$12.5 million	December 1, 2009	Fixed-Rate payment of 4.12%	Variable payments at 1-month LIBOR
$12.5 million	October 3, 2011	Variable payment at 1-month LIBOR below 4.65%	Variable payments at 1-month LIBOR above 5.50%
$25.0 million	December 1, 2010	Fixed-Rate payment of 5.01%	Variable payment at 1-month LIBOR
     The fair value of the derivative instruments was ($1.3) million at June 30, 2008.
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
     Our subsidiary, Heritage Mortgage, operating as a mortgage banker, is also subject to interest rate risk. Interest rate risk begins when we commit to lend money to a customer at agreed-upon terms (i.e. commit to lend at a certain interest rate for a certain period of time). The interest rate risk continues through the loan closing and until the loan is sold to an investor. During 2008 and 2007, this period of interest rate exposure averaged approximately 60 days. In periods of rising interest rates, the length of exposure will generally increase due to customers locking in an interest rate through a rate lock commitment as opposed to letting the interest rate float. Heritage Mortgage offsets the interest rate risk of the lock commitment by maintaining a forward sale with Mason. The fair value of the Company’s rate lock commitments includes the effects of interest rate movements between the date of the rate lock and the balance sheet date and the value of the servicing rights associated with the loan. The fair value of the forward sale with Mason includes the effect of interest rate movements between the date of the forward sale and the balance sheet date.
     Hypothetical changes in the fair value of our financial instruments arising from changes in long-term mortgage rates of up to an increase of 150 basis points would not be material to our financial results.

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
     There has not been any change in internal control over financial reporting during our six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

STANLEY-MARTIN COMMUNITIES, LLC (Registrant)

Date: August 13, 2008	By:	/s/ Steven B. Alloy

Steven B. Alloy
President and Chief Executive Officer

Date: August 13, 2008	By:	/s/ Steven B. Alloy

Steven B. Alloy
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)