Form 10-Q
period 2008-09-30
Stanley-Martin Communities, LLC
filed 2008-11-13
CIK 1344478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-130488
STANLEY-MARTIN COMMUNITIES, LLC
(Exact name of registrant as specified in its charter)

Delaware	03-0410135

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No++.)

11111 Sunset Hills Road, Suite 200, Reston, VA	20190

(Address of principal executive offices)	(Zip Code)
(703) 964-5000
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Stanley-Martin Communities, LLC and Subsidiaries
Table of Contents

Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2008 (Unaudited) and December 31, 2007	F-1
Condensed Consolidated Statements of Operations and Member’s Capital (Unaudited) for the three and nine months ended September 30, 2008 and 2007	F-2
Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2008 and 2007	F-3
Notes to Condensed Consolidated Financial Statements (Unaudited)	F-4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3 Quantitative and Qualitative Disclosure About Market Risk	17
Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 6. Exhibits	19
Signatures	20
Certification
Certification
Written Statement of Chief Executive Officer and Chief Financial Officer

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
STANLEY-MARTIN COMMUNITIES, LLC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,
	2008	December 31,
	(unaudited)	2007
Assets
Cash and cash equivalents	$7,704,555	$4,664,911
Real estate inventory	233,102,283	263,008,573
Deposits and escrows	2,044,161	2,536,533
Property and equipment, net	1,442,614	1,645,065
Due from related parties	209,483	86,306
Accounts receivable	3,532,201	2,388,026
Deferred financing costs, net	3,134,697	4,054,793
Other assets	2,248,707	1,808,743

	$253,418,701	$280,192,950

Liabilities and Member’s Capital

Liabilities:
Debt	$224,410,000	$214,720,000
Accounts payable and accrued expenses	6,727,758	5,259,319
Due to related parties	190,381	51,816
Accrued interest payable	2,038,289	5,749,318
Purchaser deposits	2,170,882	1,112,613
Cost to complete and customer services reserves	3,942,518	3,639,239
Other liabilities	4,212,529	3,753,625

Total liabilities	243,692,357	234,285,930

Minority interest	237,469	373,615
Member’s capital	9,488,875	45,533,405

	$253,418,701	$280,192,950

See accompanying notes to condensed consolidated financial statements.

STANLEY-MARTIN COMMUNITIES, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Member’s Capital
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Homebuilding sales — homes	$31,883,292	$41,888,360	$79,912,104	$111,497,252
Homebuilding sales — land	—	—	3,000,000	—
Custom home service fees	1,552,147	319,075	4,628,155	319,075
Financial services	1,235,684	1,364,878	3,489,198	5,856,578
Management services	86,584	142,300	371,584	427,310

Total revenues	34,757,707	43,714,613	91,401,041	118,100,215

Operating expenses:
Cost of sales — homes	28,223,360	33,194,955	70,118,711	86,578,027
Cost of sales — land	—	—	3,035,264	—
Cost of sales — custom home services	1,082,053	211,499	3,315,580	211,499
Impairment of real estate inventory	21,038,337	10,802,053	28,980,778	19,344,944
Selling and marketing expenses	2,661,383	2,745,675	6,922,924	7,983,912
General and administrative expenses	4,196,263	4,664,544	12,779,724	15,412,258

Operating loss	(22,443,689)	(7,904,113)	(33,751,940)	(11,430,425)

Loss on derivative contracts, net	(493,867)	(892,196)	(838,181)	(392,685)
Gain on extinguishment of debt, net	2,390,290	1,012,596	10,467,726	1,012,596
Other income, net	149,788	160,197	287,159	471,346

Net loss before minority interest	(20,397,478)	(7,623,516)	(23,835,236)	(10,339,168)
Minority interest benefit (expense)	(6,017)	33,326	46,290	(164,981)

Net loss	(20,403,495)	(7,590,190)	(23,788,946)	(10,504,149)

Distributions to members	(1,691,584)	(1,337,503)	(12,255,584)	(3,552,500)
Beginning member’s capital	31,583,954	65,995,489	45,533,405	71,124,445

Member’s capital	$9,488,875	$57,067,796	$9,488,875	$57,067,796

See accompanying notes to condensed consolidated financial statements.

STANLEY-MARTIN COMMUNITIES, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(23,788,946)	$(10,504,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of real estate inventory	28,980,778	19,344,944
Gain on extinguishment of debt	(10,467,726)	(1,012,596)
Gain on sale of property and equipment	(7,400)	—
Depreciation and amortization	384,750	480,626
Changes in fair value of derivative contracts	168,256	562,062
Minority interest	(46,290)	164,981
Change in:
Real estate inventory	1,595,575	(22,660,057)
Accounts receivable and other assets	(1,584,139)	520,023
Due to/from related parties	15,388	(79,592)
Deposits and escrows	492,372	2,004,500
Accounts payable and accrued expenses	1,468,439	(1,118,454)
Purchaser deposits	1,058,269	159,464
Accrued interest payable	(3,711,029)	(3,776,910)
Other liabilities	290,648	114,879

Total adjustments	18,637,891	(5,296,130)

Net cash used in operating activities	(5,151,055)	(15,800,279)

Cash flows used in investing activities:
Purchase of property and equipment	(174,899)	(69,749)

Cash flows from financing activities:
Repayments of loans payable	—	(2,750,000)
Repurchase of subordinated debt	(9,288,962)	(3,142,500)
Draws on line of credit, net	30,000,000	24,500,000
Distribution to member	(12,255,584)	(3,552,500)
Distribution to minority partners	(89,856)	(258,912)

Net cash provided by financing activities	8,365,598	14,796,088

Net increase (decrease) in cash and cash equivalents	3,039,644	(1,073,940)
Cash and cash equivalents at beginning of period	4,664,911	2,845,724

Cash and cash equivalents at end of period	$7,704,555	$1,771,784

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of capitalized interest of $16,875,921 and $18,612,141, respectively	$52,165	$112,465
See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)
(1)	Summary of Significant Accounting Policies
(a)	Background and Principles of Consolidation

The accompanying unaudited consolidated financial statements of Stanley-Martin Communities, LLC (“the Company”) include the accounts of Neighborhoods Capital, LLC and subsidiaries (“Capital”), Stanley Martin Financing Corp., Stanley Martin Companies, LLC (“SMC”), Stanley-Martin Custom Homes, LLC (“Custom Homes”), R&S Mortgage, LLC (“R&S Mortgage”), First Heritage Mortgage, LLC (“Heritage Mortgage”) and First Excel Title, LLC (“First Excel”). These entities are consolidated subsidiaries of the Company and the Company owns a majority of the voting interest of all the entities. The Company is a wholly-owned subsidiary of Neighborhood Holdings, LLC (“Holdings”), which is controlled by a single group of owners, Martin and Steven Alloy, father and son (“the Control Group”), who own 100% of the voting interests of Holdings. All intercompany balances and transactions have been eliminated in consolidation. The Company is a Delaware limited liability company and no termination date has been specified in the operating agreement.

Capital is engaged in the development of residential communities and the design, marketing, construction and sale of single family homes and townhouses in the greater Washington, D.C. metropolitan area. Capital develops its communities through wholly-owned subsidiaries. The termination date of Capital as defined in the Articles of Organization filed with the Virginia State Corporation Commission is December 31, 2015.

SMC is a residential construction management services company and provides services primarily to the entities identified above. SMC was formed on October 31, 1966. SMC was a taxable C corporation for the period July 1, 2005 to December 31, 2006. On January 1, 2007, SMC became a Maryland limited liability company.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Since the accompanying condensed consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, the Company suggests that they be read in conjunction with the consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position at September 30, 2008, and the results of its operations for the three months and nine months ended September 30, 2008 and 2007 and its cash flows for the nine months ended September 30, 2008 and 2007. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company evaluates its deposits related to fixed price lot and land acquisition contracts based on the provisions of Financial Accounting Standards Board Interpretation No. 46, revised, Consolidation of Variable Interest Entities, or FIN 46R. FIN 46R requires the primary beneficiary of a variable interest entity (VIE) to consolidate that entity. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the variable interest entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets, exclusive of its variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of variable interests. As of September 30, 2008, the Company has no lot acquisition contracts that would require consolidation of the related VIE.

(b)	Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Land Sales

The Company has sold certain undeveloped property to third party developers for continued development by these parties. The Company recognizes revenues on land sales when title passes to the buyer, the buyer has met all initial and continuing investment criteria and the Company has no continuing involvement with the property. The Company has reflected such sales as “Homebuilding sales -— land” within the Consolidated Statements of Operations.

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

Land, land development and other indirect costs, both incurred and estimated to be incurred in the future, are allocated to the cost of homes closed based upon the total number of homes to be constructed in each community. Any revisions resulting from a change in the estimated number of homes to be constructed or in estimated costs subsequent to the commencement of delivery of homes are reallocated prospectively. Home construction and related costs are charged to the cost of homes closed under the specific identification method. The estimated land, common area development and related cost of master planned communities are allocated to individual communities within a master planned community on a relative sales value basis. Any revisions resulting from a change in the estimated number of homes to be constructed or in the estimated costs subsequent to the commencement of delivery of homes are reallocated to each of the communities of the master planned community prospectively in future periods.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by that asset or by the sales of comparable assets. Undiscounted cash flow projections are generated at a community level basis on the estimated sales price reduced by the sum of the estimated direct, overhead, and finance costs capitalized as inventory costs and direct selling expenses. Important factors involved in this estimation process include estimated sales prices, dates of disposition, and interest rates. The Company’s determination of fair value is primarily based on discounting the estimated cash flows at a rate commensurate with inherent risks that are associated with assets and related estimated cash flow streams. The assumption used in generating undiscounted cash flows and fair value are based on current market conditions and management’s judgment with respect to general economic conditions and the characteristics of the specific assets.

Notes to Condensed Consolidated Financial Statements
(unaudited)
(e)	Warranty Accruals

Warranty accruals are established to provide for probable future expenses that can be reasonably estimated as a result of construction, product recalls and litigation incidental to the Company’s business. Liability estimates are determined based on management judgment considering such factors as historical experience, the likely current cost of corrective action, manufacturers’ and subcontractors’ participation in sharing the cost of corrective action, if any, consultations with third party experts such as engineers, and discussions with the Company’s general counsel and other outside counsel retained to handle specific product liability cases. This liability is included in cost to complete and customer service reserves. The following table reflects the changes in the Company’s accrued liability for warranty costs for the nine months ended September 30, 2008 and 2007.

	For the nine months ended
	September 30,
	2008	2007
Balance, Beginning of period	$539,476	$1,243,051
Provision	572,800	497,428
Payments	(676,466)	(1,122,223)

Balance, End of period	$435,810	$618,256

(f)	Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of three months or less.

(g)	Financial Instruments

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

The rate lock commitments of Heritage Mortgage to borrowers and the forward sales contacts to Mason (discussed in Mortgage Loan and Title Fees above) are undesignated derivatives pursuant to the requirements of SFAS No. 133 and accordingly are marked to fair value through earnings.

Beginning in 2008, the Company adopted on a prospective basis SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) and Staff Accounting Bulletin 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”) both of which impact the determination of the fair value of the rate lock commitment to the borrower and the forward sale to Mason.

SFAS No. 157 assigns a fair value hierarchy to the inputs used to measure fair values under the rule. Level 1 inputs are quoted prices in active markets for identical assets and liabilities. Level 2 inputs are input other than quoted mark prices that are observable for the asset or liability, either directly or indirectly. Level 3 are unobservable inputs.

Notes to Condensed Consolidated Financial Statements
(unaudited)
The fair value of the Company’s rate lock commitments to borrowers and the related input levels includes, as applicable, the effects of interest rate movements between the date of the rate lock and the balance sheet date, and the value of the servicing rights associated with the loan. Each of these components is considered to have fair values determined based upon level 2 inputs.

To calculate the effects of interest rate movements, the company utilizes applicable investor daily interest rate sheets and multiplies the price movement between the rate lock date and the notional commitment amount. The fair value of the Company’s forward sales contracts to Mason solely considers the price movement of investor price sheets between the rate lock date and the balance sheet date. The market price changes are multiplied by the notional amounts of the forward sales contracts to measure the fair value.

The Company sells all of its loans on a servicing released basis, and receives a servicing release premium upon sale. Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and are approximately 1.95% of the loan amount. The Company assumes an approximate 40% fallout rate when measuring the fair value or rate lock commitments, which is consistent with our historical rate of fallout from rate lock commitments with customers. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on historical experience and our expectations of future performance.

Prior to the adoption of SAB No. 109 and SFAS No.157, the net fair value of the rate-lock commitment to the borrower and the forward sale to Mason were zero because any change in underlying interest rates have an equal and offsetting impact and all originated loans are immediately sold to Mason concurrent with the closing of the loan with the borrower. The resulting $26,548 unrealized loss and $176,781 unrealized gain for the three and nine months ended September 30, 2008, respectively, were primarily attributable to the inclusion of the value of the servicing rights in the accompanying financial statements. The aforementioned fair value measurement change for the three and nine months ended September 30, 2008 are a net decrease and increase, respectively, in financial services revenues and will be impacted in the future by the change in volume and product mix of our locked loan commitments

Notes to Condensed Consolidated Financial Statements
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

(j)	Reclassification

Certain prior year financial statement amounts have been reclassified to the current year presentation.
(2)	Real Estate Inventory

Real estate inventory consists of the following:

	September 30,	December 31,
	2008	2007
Land	$114,304,608	$155,196,105
Construction costs and other	72,419,921	68,893,367
Finance costs	46,377,754	38,919,101

	$233,102,283	$263,008,573

The Company capitalizes interest costs to inventory during the development and construction period. Capitalized interest is charged to cost of sales when the related inventory is delivered for sale. Interest incurred, capitalized and charged to cost of sales for the three-month and nine-month periods ended September 30, 2008 and 2007 is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Interest incurred and capitalized	$4,341,456	$4,860,076	$13,184,621	$14,722,766
Interest cost unrelated to homebuilding, expensed	$21,087	$36,249	$138,964	$112,465
Capitalized interest charged to cost of sales	$2,170,141	$1,918,087	$5,356,161	$5,023,149

Notes to Condensed Consolidated Financial Statements
(unaudited)
(3)	Property and Equipment

Property and equipment consists of the following:

	September 30,	December 31,
	2008	2007
Office furniture and equipment	$3,814,957	$3,646,055
Leasehold improvements	756,194	756,194
Motor vehicles	56,344	97,843

	4,627,495	4,500,092
Less accumulated depreciation	(3,184,881)	(2,855,027)

	$1,442,614	$1,645,065

(4)	Debt

Debt consists of the following:

	September 30,	December 31,
	2008	2007
Senior subordinated notes, bearing interest at 9.75% payable semi- annually, payable on February 15 and August 15, due August 2015	$125,410,000	$145,720,000
Senior secured credit facility, $127.5 million line of credit, bearing interest at LIBOR plus 1.75 to 2.25% (6.05% and 6.73% at September 30, 2008 and December 31, 2007, respectively) due December 2010	99,000,000	69,000,000

	$224,410,000	$214,720,000

The line of credit and senior subordinated notes are collateralized by real estate inventory. Interest payments on the line of credit are required monthly. The interest rate on the line of credit fluctuates between 1.75% and 2.25% above one month LIBOR. The interest rate spread was 1.75% as of September 30, 2008. At September 30, 2008, the Company has $122.3 million available under its borrowing base on the line of credit of which the Company has borrowed $99.0 million. The line of credit agreement required Capital to maintain certain liquidity and debt ratios, minimum tangible net worth levels and other operating restrictions. As of September 30, 2008, Capital was in compliance with the covenants under the line of credit.
Our senior secured credit facility matures December 1, 2010. The senior secured credit facility provides financing of up to $127.5 million, consisting of a revolving credit facility and includes borrowing capacity available to our subsidiary, Capital and certain of its subsidiaries, for letters of credit.

Notes to Condensed Consolidated Financial Statements
(unaudited)
In August, 2005, the Company issued $150 million of senior subordinated notes bearing interest at 9.75% and used a portion of the proceeds to repay substantially all of its then outstanding debt. The notes require semi-annual interest payments on February 15 and August 15. The senior subordinated notes are guaranteed by certain subsidiaries of the Company (see note 10).
During the third quarter of 2007, the Company repurchased senior subordinated notes with a face value of $4.3 million for $3.1 million. The transaction resulted in a gain on extinguishment of debt of $1.0 million after the write-off of related deferred financing costs
During the nine months of 2008, the Company repurchased an additional $20.3 million (face value) of the senior subordinated notes for $9.3 million. The transactions resulted in a gain on extinguishment of debt of $10.5 million after the write-off of related deferred financing costs.
Subsequent to the end of the third quarter 2008, the Company repurchased an additional $4.7 million (face value) of the senior subordinated notes for $1.6 million. The transactions resulted in a gain of extinguishment of debt of $2.9 million after the write-off of related deferred financing costs.
In addition, Holdings and other related parties have cumulatively purchased $35.7 million (face value) of senior subordinated notes for $13.8 million through November 13, 2008. Of the $35.7 million (face value) senior subordinated notes purchased, $15.0 million (face value) was purchased by a non-controlled affiliated company.
The Company estimates that the fair value of its total debt is approximately $142.9 million and $153.5 million at September 30, 2008 and December 31, 2007, respectively.
The Trust Indenture related to the senior subordinated notes permits payments of distributions by the Company to Holdings including but not limited to the following: a) a permitted tax dividend to allow the direct and indirect beneficial owners of the equity interests of the Company to pay taxes on the net income generated by the Company; b) up to $4.0 million each calendar year to allow Holdings to make required monthly payments to the Holdings Class A Investors; c) up to $500,000 each calendar year to allow Holdings to pay corporate overhead expenses incurred in the ordinary course of business; and d) an aggregate $5.0 million of additional ‘Restricted Payments’ (as defined therein) from the Issue Date. In addition, the Trust Indenture provides for an additional distribution up to fifty percent (50%) of consolidated net income for a period only to the extent certain ratios are maintained (the Ratio Exception as defined in the Trust Indenture) by the Company. Distributions made have met the requirements of the Trust Indenture.
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
The Consolidated Tangible Net Worth of the Company was $28.2 million at June 30, 2008 and the Company did not meet the requirements of the Minimum Consolidated Tangible Net Worth. Because the Company’s Consolidated Tangible Net Worth was below $35.0 million for two consecutive quarters the Company was required to either obtain sufficient additional cash equity investment or to make a Repurchase Offer. Under the Trust Indenture, the Company is not required to make a Repurchase Offer to the extent that it has previously acquired senior subordinated notes with a principal amount in excess of the amount of notes required to be subject to the Repurchase Offer. As of June 30, 2008, the Company had repurchased senior subordinated notes in the aggregate amount of $20.6 million (face amount). Since the Repurchase Offer is satisfied from previously acquired senior subordinated notes, the Company has satisfied the Repurchase Offer obligation.

Notes to Condensed Consolidated Financial Statements
(unaudited)
The Consolidated Tangible Net Worth of the Company was $6.4 million as of September 30, 2008 and did not meet the requirement of the Minimum Consolidated Tangible Net Worth. In accordance with the trust indenture, the Company must notify the Trustee within 55 days after the end of the quarter that the Consolidated Tangible Net Worth was less than $35 million. Under the Trust Indenture if the Company’s Consolidated Tangible Net Worth is less than $35 million for two consecutive quarters, which would be the period ending December 31, 2008, the Company would be required to cure the Consolidated Tangible Net Worth deficiency by obtaining sufficient additional cash equity investments or to make a Repurchase Offer. Since the Repurchase Offer may be satisfied from previously acquired senior subordinated notes, the Repurchase Offer would be satisfied because the Company has previously repurchased sufficient senior subordinated notes.

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
The Company recorded a loss on derivative instruments of $(493,867) and $(892,196) for the three month periods ended September 30, 2008 and 2007, respectively, and $(838,181) and $(392,685) for the nine month periods ended September 30, 2008 and 2007, respectively.

The fair value of the derivative instruments was $(1,526,195) and $(1,357,939) at September 30, 2008 and December 31, 2007, respectively.

(6)	Financial Services Revenues

Financial services revenue related to Heritage Mortgage and First Excel, the Company’s mortgage banking and title insurance subsidiaries, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Loan origination fees	$697,575	$1,058,515	$2,188,660	$3,695,770
Gain on sale of mortgages	417,933	154,461	1,473,397	1,774,140
Title insurance premiums	120,176	151,902	327,141	386,668
Repurchase obligation release	—	—	(500,000)	—

Financial services revenue	$1,235,684	$1,364,878	$3,489,198	$5,856,578

“Gain on sale of mortgages” includes an unrealized loss of $26,548 and an unrealized gain of $176,871 related to the adoption of SAB No. 109 and SFAS No. 157 in the three and nine months ended September 30, 2008, respectively.

In the second quarter, Heritage Mortgage recorded a charge of $0.5 million, which represents fees to be paid to Mason, in return for Mason agreeing to release all current and future repurchase obligations related to loans originated by Heritage Mortgage prior to May 1, 2008 and sold by Mason to one specific third-party purchaser.

Notes to Condensed Consolidated Financial Statements
(unaudited)
(7)	Leases

The Company leases office space in Virginia and Maryland. These non-cancellable operating leases expire at various dates through 2016. Total rent expense was approximately $326,528 and $322,657 for the three months ended September 30, 2008 and 2007, respectively, and $982,617 and $971,189 for the nine months ended September 30, 2008 and 2007, respectively.

The Company’s 6,000 square foot design studio is being subleased from a related party, Heritage Contracting, LLC (see Note 11) for $6,104 a month. The sublease expires on May 31, 2011.

(8)	Minority Interest

The Company owns a 75% interest in Heritage Mortgage. The remaining 25% is held by an unaffiliated investor. The minority member’s share of Heritage Mortgage’s net income (loss) was $(27,173) and $(90,972) for the three months ended September 30, 2008 and 2007, respectively and $(121,179) and $21,804 for the nine month periods ended September 30, 2008 and 2007, respectively.

The Company owns a 51% interest in First Excel Title. The remaining 49% interest is held by an unaffiliated investor. The minority member’s share of net income was $33,190 and $57,646 for the three months ended September 30, 2008 and 2007, respectively, and $74,889 and $143,177 for the nine months ended September 30, 2008 and 2007, respectively.

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

Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company’s segment information is as follows:
As of and for the three months ended September 30,:

	2008
		Financial
	Homebuilding	Services	Totals
Revenues	33,522,023	1,235,684	34,757,707
Depreciation and amortization	99,504	28,061	127,565
Segment net loss	(20,372,613)	(30,882)	(20,403,495)
Segment assets	249,960,961	3,457,740	253,418,701
Expenditures for segment assets	71,878	1,444	73,322

	2007
		Financial
	Homebuilding	Services	Totals
Revenues	$42,349,735	$1,364,878	$43,714,613
Depreciation and amortization	97,100	38,160	135,260
Segment net loss	(7,377,280)	(212,910)	(7,590,190)
Segment assets	295,441,653	2,778,364	298,220,017
Expenditures for segment assets	30,033	3,921	33,954
As of and for the nine months ended September 30,:

	2008
		Financial
	Homebuilding	Services	Totals
Revenues	87,911,843	3,489,198	91,401,041
Depreciation and amortization	294,274	90,476	384,750
Segment net loss	(23,539,001)	(249,945)	(23,788,946)
Segment assets	249,960,961	3,457,740	253,418,701
Expenditures for segment assets	163,455	11,444	174,899

	2007
		Financial
	Homebuilding	Services	Totals
Revenues	$112,243,637	$5,856,578	$118,100,215
Depreciation and amortization	354,596	126,030	480,626
Segment net income (loss)	(10,718,586)	214,437	(10,504,149)
Segment assets	295,441,653	2,778,364	298,220,017
Expenditures for segment assets	50,743	19,006	69,749
(10)	Supplemental Guarantor and Non-Guarantor Information

As of September 30, 2008 all subsidiaries of the Company guarantee the Senior Subordinated Notes except for SMC, R&S Mortgage, Heritage Mortgage, First Excel, SMCH, Flowing Springs Neighborhoods, LLC, Bradley Square Neighborhoods, LLC, and Spriggs Neighborhoods, LLC. The separate financial statements of each guaranteeing subsidiary (each a Guarantor Subsidiary) and Stanley Martin Financing Corp., the co-issuer of the Senior Subordinated Notes are not presented because the Company has concluded that such financial statements are not material. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary and Stanley Martin Financing Corp. is 100% owned by the Company. The Company is referred to as the Parent in the following condensed consolidated financial information.

The following condensed and consolidating financial information sets forth the financial position as of September 30, 2008 and December 31, 2007 and the results of operations and cash flows for the three and nine months ended September 30, 2008 and 2007 of the Parent, the Guarantor Subsidiaries, the Non-Guarantor Homebuilding Subsidiaries and the Other Non-Guarantor Subsidiaries.

Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating Balance Sheet as of September 30, 2008

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash	$—	$623,769	$6,442,160	$638,626	$—	$7,704,555
Real estate inventory	957,397	183,089,350	50,398,376	—	(1,342,840)	233,102,283
Deposits and escrows	—	1,821,916	190,445	31,800	—	2,044,161
Property and equipment, net	—	156,702	1,099,288	186,624	—	1,442,614
Due from related parties	—	—	120,762	—	88,721	209,483
Investment in affiliates	132,354,135	10,794,204	—	—	(143,148,339)	—
Accounts receivable	—	1,158,266	307,711	2,066,230	(6)	3,532,201
Deferred financing costs, net	3,134,697	—	—	—	—	3,134,697
Other assets	—	55,550	1,658,697	534,460	—	2,248,707

	$136,446,229	$197,699,757	$60,217,439	$3,457,740	$(144,402,464)	$253,418,701

Debt	$125,410,000	$99,000,000	$—	$—	$—	$224,410,000
Accounts payable and accrued expenses	20,000	161,372	5,513,070	1,034,665	(1,349)	6,727,758
Due to related parties	—	210,657	(20,276)	—	—	190,381
Accrued interest payable	1,527,354	510,935	—	—	—	2,038,289
Purchaser deposits	—	2,170,882	—	—	—	2,170,882
Cost to complete and customer service reserves	—	3,548,413	394,105	—	—	3,942,518
Other liabilities	—	2,600,097	1,102,906	509,526	—	4,212,529

	126,957,354	108,202,356	6,989,805	1,544,191	(1,349)	243,692,357
Minority interest	—	—	—	237,469	—	237,469
Member’s capital	9,488,875	89,497,401	53,227,634	1,676,080	(144,401,115)	9,488,875

	$136,446,229	$197,699,757	$60,217,439	$3,457,740	$(144,402,464)	$253,418,701

Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating Balance Sheet as of December 31, 2007

			Non-Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash	$—	$3.222,679	$847,052	$595,180	$—	$4,664,911
Real estate inventory	684,953	202,208,244	61,590,350	—	(1,474,974)	263,008,573
Deposits and escrows	—	1,998,639	506,094	31,800	—	2,536,533
Due from related parties	—	186,214	1,193,195	265,656	—	1,645,065
Property and equipment, net	(67,183)	(17,400)	187,476	—	(16,587)	86,306
Accounts receivable	—	284,150	882,570	1,221,306	—	2,388,026
Investment in affiliates	192,240,064	40,776,995	—	—	(233,017,059)	—
Deferred financing costs, net	4,054,793	—	—	—	—	4,054,793
Other assets	—	41,449	1,198,866	568,428	—	1,808,743

	$196,912,627	$248,700,970	$66,405,603	$2,682,370	$(234,508,620)	$280,192,950

Debt	$145,720,000	$69,000,000	$—	$—	$—	$214,720,000
Accounts payable and accrued expenses	331,335	195,322	3,437,732	1,489,122	(194,192)	5,259,319
Due to related parties	—	—	51,816	—	—	51,816
Accrued interest payable	5,327,887	421,431	—	—	—	5,749,318
Purchaser deposits	—	1,051,323	61,290	—	—	1,112,613
Cost to complete and customer service reserves	—	3,492,265	146,974	—	—	3,639,239
Other liabilities	—	2,657,938	1,095,687	—	—	3,753,625

	151,379,222	76,818,279	4,793,499	1,489,122	(194,192)	234,285,930
Minority interest	—	—	—	373,615	—	373,615
Member’s capital	45,533,405	171,882,691	61,612,104	819,633	(234,314,428)	45,533,405

	$196,912,627	$248,700,970	$66,405,603	$2,682,370	$(234,508,620)	$280,192,950

Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating Statement of Operations for the
Nine months ended September 30, 2008

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding sales	$—	$82,912,104	$4,628,155	$—	$—	$87,540,259
Financial services	—	—	—	3,489,198	—	3,489,198
Management services	281,584	—	6,247,199	—	(6,157,199)	371,584

Total revenues	281,584	82,912,104	10,875,354	3,489,198	(6,157,199)	91,401,041

Operating expenses:
Cost of sales	—	73,426,261	3,175,427	—	(132,133)	76,469,555
Impairment	—	12,331,260	16,649,518	—	—	28,980,778
Selling and marketing expenses	—	6,260,537	320,972	28,244	313,171	6,922,924
General and administrative expenses	4,401,190	3,033,033	8,023,010	3,792,861	(6,470,370)	12,779,724

Operating income (loss)	(4,119,606)	(12,138,987)	(17,293,573)	(331,907)	132,133	(33,751,940)
Equity in earnings (losses) of affiliates	(21,784,336)	(28,534,935)	—	—	50,319,271	—
Gain on derivative contracts, net	—	(838,181)	—	—	—	(838,181)
Gain on extinguishment of debt	2,114,996	8,352,730	—	—	—	10,467,726
Other income, net	—	244,933	6,554	35,672	—	287,159

Net income (loss) before minority interest	(23,788,946)	(32,914,440)	(17,287,019)	(296,235)	50,451,404	(23,835,236)
Minority interest	—	—	—	46,290	—	46,290

Net income (loss)	$(23,788,946)	$(32,914,440)	$(17,287,019)	$(249,945)	$50,451,404	$(23,788,946)

Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating Statement of Operations for the
Nine Months Ended September 30, 2007

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding sales	$—	$111,497,252	$319,075	$—	$—	$111,816,327
Financial services	—	—	—	5,856,578	—	5,856,578
Management services	337,500	—	6,299,502	—	(6,209,692)	427,310

Total revenues	337,500	111,497,252	6,618,577	5,856,578	(6,209,692)	118,100,215

Operating expenses:
Cost of sales	—	87,553,310	(127,891)	—	(635,893)	86,789,526
Impairment	—	17,787,972	1,556,972	—	—	19,344,944
Selling and marketing expenses	—	7,900,428	93,986	51,442	(61,944)	7,983,912
General and administrative expenses	326,120	6,919,959	8,888,209	5,425,718	(6,147,748)	15,412,258

Operating income (loss)	11,380	(8,664,417)	(3,792,699)	379,418	635,893	(11,430,425)
Equity in earnings (losses) of affiliates	(11,528,125)	(10,149,752)	—	—	21,677,877	—
Gain on derivative contracts, net	—	(392,685)	—	—	—	(392,685)
Gain on extinguishment of debt	1,012,596	—	—	—	—	1,012,596
Other income, net	—	316,835	154,511	—	—	471,346

Net income (loss) before minority interest	(10,504,149)	(18,890,019)	(3,638,188)	379,418	22,313,770	(10,339,168)
Minority interest	—	—	—	(164,981)	—	(164,981)

Net income (loss)	$(10,504,149)	$(18,890,019)	$(3,638,188)	$214,437	$22,313,770	$(10,504,149)

Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating Statement of Operations for the
Three months ended September 30, 2008

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding sales	$—	$31,883,292	$1,552,147	$	$—	$33,435,439
Financial services	—	—	—	1,235,684	—	1,235,684
Management services	56,584	—	1,976,110		(1,946,110)	86,584

Total revenues	56,584	31,883,292	3,528,257	1,235,684	(1,946,110)	34,757,707

Operating expenses:
Cost of sales	—	28,334,528	1,017,513		(46,628)	29,305,413
Impairment	—	7,164,582	13,873,755	—	—	21,038,337
Selling and marketing expenses	—	2,173,774	104,562	14,672	368,375	2,661,383
General and administrative expenses	1,524,714	1,121,971	2,602,093	1,261,970	(2,314,485)	4,196,263

	(1,468,130)	(6,911,563)	(14,069,666)	(40,958)	46,628	(22,443,689)
Operating income (loss):
Equity in earnings (losses) of affiliates	(19,980,211)	(20,709,305)	—	—	40,689,516	—
Loss on derivative contracts, net	—	(493,867)	—	—	—	(493,867)
Gain on extinguishment of debt, net	1,044,846	1,345,444	—	—	—	2,390,290
Other income, net	—	80,529	53,166	16,093	—	149,788

Net income (loss) before minority interest	(20,403,495)	(26,688,762)	(14,016,500)	(24,865)	40,736,144	(20,397,478)
Minority interest	—	—	—	(6,017)	—	(6,017)

Net income (loss)	$(20,403,495)	$(26,688,762)	$(14,016,500)	$(30,882)	$40,736,144	$(20,403,495)

Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating Statement of Operations for the
Three Months Ended September 30, 2007

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Revenues:
Homebuilding sales	$—	$41,888,360	$319,075	$—	$—	$42,207,435
Financial services	—	—	—	1,364,878	—	1,364,878
Management services	112,500	—	2,354,122	—	(2,324,322)	142,300

Total revenues	112,500	41,888,360	2,673,197	1,364,878	(2,324,322)	43,714,613

Operating expenses:
Cost of sales	—	33,506,297	91,481	—	(191,324)	33,406,454
Impairment	—	10,802,053	—	—	—	10,802,053
Selling and marketing expenses	—	2,695,414	42,515	22,095	(14,349)	2,745,675
General and administrative expenses	115,555	2,415,669	2,854,274	1,589,019	(2,309,973)	4,664,544

Operating income (loss)	(3,055)	(7,531,073)	(315,073)	(246,236)	191,324	(7,904,113)
Equity in earnings (losses) of affiliates	(8,599,731)	(7,551,975)	—	—	16,151,706	—
Loaa on derivative contracts, net	—	(892,196)	—	—	—	(892,196)
Gain on extinguishment of debt, net	1,012,596	—	—	—	—	1,012,596
Other income, net	—	102,900	57,297	—	—	160,197

Net income (loss) before minority interest	(7,590,190)	(15,872,344)	(257,776)	(246,236)	16,343,030	(7,623,516)
Minority interest	—	—	—	33,326	—	33,326

Net income (loss)	$(7,590,190)	$(15,872,344)	$(257,776)	$(212,910)	$16,343,030	$(7,590,190)

Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating Statement of Cash Flows for the
Nine Months Ended September 30, 2008

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(23,788,946)	$(32,914,440)	$(17,287,019)	$(249,945)	$50,451,404	$(23,788,946)
Impairment of real estate inventory	—	12,331,260	16,649,518	—	—	28,980,778
Gain on extinguishment debt	(2,114,996)	(8,352,730)	—	—	—	(10,467,726)
Equity in losses (earnings) of affiliates	21,784,336	28,534,935	—	—	(50,319,271)	—
Changes in real estate inventory	94,339	6,843,782	(5,210,413)	—	(132,133)	1,595,575
Other operating activities	25,569,813	(39,034,884)	11,599,644	394,691	—	(1,470,736)

Net cash provided by (used in) operating activities	21,544,546	(32,592,077)	5,751,730	144,746	—	(5,151,055)

Investing activities:
Purchases of property and equipment	—	(6,833)	(156,622)	(11,444)	—	(174,899)

Financing activities:
Draws on (repayments of) line of credit	—	30,000,000	—	—	—	30,000,000
Repurchase of subordinated debt	(9,288,962)	—	—	—	—	(9,288,962)
Distribution to members	(12,255,584)	—	—	—	—	(12,255,584)
Distributions to minority partners	—	—	—	(89,856)	—	(89,856)

Net cash provided by (used in) financing activities	(21,544,546)	30,000,000	—	(89,856)	—	8,365,598

Increase (decrease) in cash and cash equivalents	—	(2,598,910)	5,595,108	43,446	—	3,039,644
Cash and cash equivalents, beginning of period	—	3,222,679	847,052	595,180	—	4,664,911

Cash and cash equivalents, end of period	$—	$623,769	$6,442,160	$638,626	$—	$7,704,555

Notes to Condensed Consolidated Financial Statements
(unaudited)
Condensed Consolidating Statement of Cash Flows for the
Nine Months Ended September 30, 2007

			Non-
			Guarantor	Other
		Guarantor	Homebuilding	Non-Guarantor
	Parent	subsidiaries	subsidiaries	subsidiaries	Eliminations	Combined
Operating activities:

Net income (loss)	$(10,504,149)	$(18,890,019)	$(3,638,188)	$214,437	$22,313,770	$(10,504,149)
Impairment of real estate inventory	—	17,787,972	1,556,972	—	—	19,344,944
Equity in earnings of affiliates	11,528,125	10,149,752	—	—	(21,677,877)	—
Changes in real estate inventory	(241,883)	(79,945,954)	58,163,673	—	(635,893)	(22,660,057)
Other operating activities	5,912,907	48,771,069	(56,768,937)	103,944	—	(1,981,017)

Net cash provided by (used in) operating activities	6,695,000	(22,127,180)	(686,480)	318,381	—	(15,800,279)

Investing activities:
Purchases of property and equipment	—	(50,743)	—	(19,006)	—	(69,749)

Financing activities:
Borrowings on (repayments of) loans payable, net	—	(2,750,000)	—	—	—	(2,750,000)
Draws on (repayments of) line of credit	—	24,500,000	—	—	—	24,500,000
Proceeds from issuance of debt	(3,142,500)	—	—	—	—	(3,142,500)
Distribution to members	(3,552,500)	—	—	—	—	(3,552,500)
Distributions to minority partners	—	—	—	(258,912)	—	(258.912)

Net cash provided by (used in) financing activities	(6,695,000)	21,750,000	—	(258,912)	—	14,796,088

Increase (decrease) in cash and cash equivalents	—	(427,923)	(686,480)	40,463	—	(1,073,940)
Cash and cash equivalents, beginning of period	—	888,326	1,138,737	818,661	—	2,845,724

Cash and cash equivalents, end of period	$—	$460,403	$452,257	$859,124	$—	$1,771,784

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
(11)	Related Party Transactions

The Company is wholly owned by Holdings. During the three months ended September 30, 2008 and 2007, the Company made $1.7 million and $1.3 million in distributions to Holdings, respectively. During the nine months ended September 30, 2008 and 2007, the Company made $12.3 million and $3.6 million in distributions to Holdings, respectively. In the future, the Company may be required to distribute funds to Holdings’ in order to allow Holdings to meet its operating and financing obligations. The Trust Indenture governing the Senior Subordinated Notes permits annual distributions from the Company to Holdings of, among other things, a permitted tax dividend, up to $4.0 million to meet cash distribution obligations of Holdings to it’s Class A investors, up to $500,000 each year to cover Holdings overhead and a $5.0 million unrestricted, cumulative distribution .

A subsidiary of Capital has lot purchase agreements with a 50% owned joint venture of Holdings to purchase 117 finished lots in Loudoun County, Virginia. The purchase price of the lots is based on a predetermined price schedule that contains price escalators of one and a half percent (1.5%) per quarter based on the timing of the lot purchases. As of September 30, 2008, Capital had purchased 73 lots for $12.6 million. In the first nine months of 2008, Capital purchased 7 lots for $1.3 million.

Based on the expected timing of the remaining lot purchases and the estimated individual lot purchase prices at that time under these lot purchase agreements, the Company’s estimated remaining purchase obligation at September 30, 2008 is approximately $9.9 million.

Due from related parties primarily represents amounts due from various entities under the control of the Control Group. Due to related parties primarily represents amounts due to Holdings. All related party receivables and payables are non interest bearing and due on demand.

Management services revenue reported in the statements of operations represents management and accounting support services provided to three related parties, Holdings, Heritage Contracting, LLC and Duball, LLC, through common ownership. The Company utilizes Heritage Contracting, LLC, for contracting services on many of its projects. The Company paid Heritage Contracting approximately $677,000 and $1,345,000 for the three months ended September 30, 2008 and 2007, respectively, and approximately $1,979,000 and $2,521,000 for the nine months ended September 30, 2008 and 2007, respectively. The Company subleases certain space for its design center from Heritage Contracting, LLC (see Note 7). The Company also has certain management and construction services performed by Duball, LLC. The Company made no payments to Duball, LLC for the three months ended September 30, 2008 and 2007 and paid Duball, LLC. $379,000 and $307,000 for the nine months ended September 30, 2008 and 2007, respectively.

(12)	Commitments and Contingencies
(a)	Legal Proceedings

The Company and its subsidiaries are involved in litigation arising from the normal course of business. In the opinion of management, and based on advice of legal counsel, this litigation is not expected to have any material adverse effect on the financial position or results of operations of the Company.

(b)	Guarantees

At September 30, 2008 and December 31, 2007, the Company was contingently liable on performance bonds amounting to approximately $23.6 million and $27.1 million, respectively, to ensure completion of required public improvements related to its homebuilding projects.

Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)
The Company is contingently liable under outstanding letters of credit of approximately $3.0 million and $3.0 million at September 30, 2008 and December 31, 2007, respectively.

Heritage Mortgage guarantees amounts outstanding under the $10 million warehouse loan facility. At September 30, 2008 the balance on the warehouse loan facility was $0. Heritage Mortgage’s obligation to perform under this guarantee principally arises if Mason defaults on its obligations under the warehouse loan facility. Cardinal Bank, N.A. is the lender on the warehouse loan facility and the parent of Mason. The Company has not recorded any liability related to this guarantee as of September 30, 2008 and December 31, 2007.

Heritage Mortgage is qualified to participate under the VA loan guaranty program and is an approved FHA lender. As a result of its participation in these Federal programs, Heritage Mortgage is required to maintain a minimum net worth of $88,000. At September 30, 2008 and December 31, 2007, Heritage Mortgage was in compliance with the minimum net worth requirements.

The Company has guaranteed amounts due under an operating lease entered into by Heritage Contracting. Payments under the lease in 2007 which are paid by Heritage Contracting are expected to be approximately $108,000. Amounts due under this lease increase by 3 percent each year through expiration in May 2011.

(c)	Contract Land Deposits

At September 30, 2008 the Company had entered into various agreements with affiliated and unaffiliated parties to purchase land for approximately $9.9 million.

On September 11, 2008 the Company entered into a contract with a third party to allow the Company to purchase up to 24 lots in Prince William County. The purchase of the lots is at the discretion of the Company. No deposit or prepayment was required as a result of the contract.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
STATEMENT ON FORWARD-LOOKING INFORMATION
     Certain information included herein and in our other reports, SEC filings, statements and presentations is forward-looking within the meaning of the Private Securities Litigation Act of 1995, including, but not limited to, statements concerning our anticipated operating results, financial resources, changes in revenues, changes in profitability, growth and expansion, anticipated income to be realized from our investments in unconsolidated entities, the ability to acquire land, the ability to secure governmental approvals and the ability to open new communities, the ability to sell homes and properties, the ability to deliver homes from backlog, the average delivered prices of homes, the ability to secure materials and subcontractors, and the ability to maintain the liquidity and capital necessary to expand and take advantage of future opportunities. In some cases you can identify those so called forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project,” “intend,” “can,” “could,” “might,” or “continue,” or the negative of those words or other comparable words. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in our other reports, SEC filings, statements and presentations. These risks and uncertainties include local, regional and national economic conditions, the demand for homes, domestic and international political events, uncertainties created by terrorist attacks, the effects of governmental regulation, the competitive environment in which we operate, fluctuations in interest rates, changes in home prices, the availability and cost of land for future growth, the availability of capital, uncertainties and fluctuations in capital and securities markets, changes in tax laws and their interpretation, legal proceedings, the availability of adequate insurance at reasonable cost, the ability of our customers to finance the purchase of homes, the availability and cost of labor and materials, and weather conditions. Additional information concerning potential factors that we believe could cause our actual results to differ materially from expected and historical results is included in “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2007. Moreover, the financial guidance contained herein related to our expected results of operations for fiscal year 2008 reflects our expectations as of November 13, 2008 and is not being reconfirmed or updated by this Quarterly Report on Form 10-Q.
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
     When this report uses the words “we,” “us,” and “our,” they refer to Stanley-Martin Communities, LLC and its subsidiaries, unless the context otherwise requires. Reference herein to “2008,” and “2007,” refer to our quarter ended September 30, 2008 and our quarter ended September 30, 2007, respectively.
Overview
     We are one of the largest private homebuilders in the Washington, D.C. metropolitan area, based on the number of homes delivered each year. We are engaged in the development of residential communities and the design, marketing and construction of single-family homes and townhomes. Our homes are marketed and sold under the trade name Stanley Martin. We generate revenues from our homebuilding operations and, to a lesser extent, from our title insurance and mortgage origination businesses. While most of our home construction activities begin after a sales contract has been entered into with a home buyer, current trends indicate that more home buyers prefer to have a shorter delivery time span. As more home buyers are waiting to purchase a new home until after their current home has been sold, the home buyers then demand less time between the signing of the sales contract and ultimate delivery of the home. This change in demand requires the Company to maintain an inventory of homes to meet this demand.

     Beginning in the third quarter 2005 and continuing into 2008, we have experienced a slowdown in new home orders. We believe this slowdown is due to weak consumer confidence, higher used home inventory levels, increasing foreclosures, high gas prices, bank weakness and more. In addition, we believe speculators and investors are no longer helping to fuel demand. We have been impacted by an overall increase in the supply of homes available for sale, and by builders who are attempting to reduce their inventories by lowering prices and adding incentives. In addition, based on the cancellation rates reported by us and other builders, cancellations are also adding to the supply of homes in the marketplace.
New Home Orders by quarter have been as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2005	97	77	64	79	317
2006	94	64	33	60	251
2007	90	78	27	38	233
2008	64	92	61		217 (to date)
     Our third quarter 2008 and 2007 cancellation rates were 5% and 7%, respectively, with a historical cancellation rate of approximately 8-9%. When we report new orders, the number and value of new orders are reported net of any cancellations occurring during the reporting period, whether signed in that reporting period or in a prior period. Despite this slowdown, we remain cautiously optimistic about the future of our business. Metropolitan Washington, D.C. fundamentals remain strong due to the continuing regulation-induced constraints on lot supplies, the growing number of affluent households, historically low unemployment and historically strong job creation.
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
     We are concerned about the current status of the secondary mortgage market. However, with few exceptions, through our third-quarter-end, our buyers generally were able to obtain loans. Nevertheless, tightening credit standards will likely continue to shrink the pool of potential home buyers. Mortgage market liquidity issues and higher borrowing rates may impede some of our home buyers from closing, while others may find it more difficult to sell their existing homes as their buyer faces the problem of obtaining a mortgage. However, we believe that our buyers generally should be able to continue to secure mortgages. Although we cannot predict the short- and long-term liquidity of the loan markets, we caution that, given the current uncertainties in the mortgage markets, the pace of home sales could slow further until the credit markets stabilize.
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
     In 2007, we commenced custom home building services under the name Stanley-Martin Custom Homes, LLC (“Custom Homes”). For the nine months ended September 30, 2008, Custom Homes has been engaged to construct eleven homes for individuals that are not homebuying customers of the Company, and had 10 homes previously engaged to construct but not yet completed. Of the 21 homes under contract in 2008, eight homes have not commenced construction, eight homes were completed and five have commenced construction. The Company recognizes custom home services fees based on percentage-of-completion method, cost-to-cost method.
     Mortgage Loans and Title Fees. We have, through our investment in First Heritage Mortgage, LLC (“Heritage Mortgage”), a loan purchase agreement with Mason whereby Heritage Mortgage agrees to sell and deliver to Mason all mortgage loans that it originates on the date the loans are settled with the mortgage borrower. The price at which the mortgage loans will be sold to Mason is fixed as of the date Heritage Mortgage enters into a rate lock commitment with the borrower and is not subject to fluctuations based on changes in market conditions. If a prospective borrower cancels the loan agreement, the forward sale of the loan to Mason is also cancelled. Heritage Mortgage records mortgage loan fees and gains on the sale of the mortgage loans at the date the loans are settled with the mortgage borrower and concurrently sold and delivered to Mason. Heritage Mortgage also has an arrangement whereby it receives additional consideration on the loans sold to Mason calculated as the difference between the interest earned by Mason on the purchased loans prior to sale to another investor and an agreed upon variable interest factor. Mason generally sells these loans within one to four weeks from the purchase from Heritage Mortgage. The additional consideration is included in gain on sale of mortgage loans in the financial statements on an accrual basis. See further discussion of rate lock commitment and forward contracts in Financial Investments below.
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

     Heritage Mortgage’s mortgage loan originations are funded through the use of a warehouse loan facility. Cardinal Bank has provided the warehouse facility since July 2004. Mason is a wholly-owned subsidiary of Cardinal Bank, N.A. This warehouse facility bears interest at a variable rate based on the Federal Funds Rate. Mason is the principal borrower under the $10 million warehouse facility with Cardinal Bank, and Heritage Mortgage is jointly and severally liable with Mason for the obligations under the warehouse facility as an accommodation party (which in this case is equivalent to a guarantor). Accordingly, Heritage Mortgage bears no interest cost nor has any outstanding borrowings on the warehouse facility because ownership of the originated loans is transferred to Mason concurrent with our closing of the loan with the borrower. At September 30, 2008, the warehouse line balance was $ 0.
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
     We evaluate our deposits related to fixed price lot acquisition contracts based on the provisions of Financial Accounting Standards Board Interpretation No. 46, revised, Consolidation of Variable Interest Entities, or FIN 46R, the provisions of which were effective for us on January 1, 2004. FIN 46R requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate that entity. The primary beneficiary of a VIE is the party that absorbs a majority of the VIE’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Expected losses are the expected negative variability in the fair value of an entity’s net assets, exclusive of variable interests, and expected residual returns are the expected positive variability in the fair value of an entity’s net assets, exclusive of variable interests. We have no lot acquisition contracts that require consolidation of the related VIE as of September 30, 2008.
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

Derivative Financial Instruments
     We account for our derivatives and hedging activities in accordance with SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. As of September 30, 2008, we had two interest rate swaps and one interest rate collar which are considered derivative instruments. We entered into these derivative instruments to economically hedge our exposure to changes in interest rates. We do not enter into derivative instruments for speculative purposes. We have not designated the derivative instruments as cash flow hedges for financial reporting purposes. Amounts paid or received under these agreements and changes in the fair values of the instruments are recognized as “gain (loss) on derivative contracts, net” in the consolidated statements of operations. The fair value of the derivative instruments are reflected in the consolidated balance sheets as a component of other assets or other liabilities.
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
     The Company sells all of its loans on a servicing released basis, and receives a servicing release premium upon sale. Thus, the value of the servicing rights included in the fair value measurement is based upon contractual terms with investors and are approximately 1.95% of the loan amount. The Company assumes an approximate 40% fallout rate when measuring the fair value of rate lock commitments, which is consistent with our historical rate of fallout from rate lock commitments with customers. Fallout is defined as locked loan commitments for which the Company does not close a mortgage loan and is based on historical experience and our expectation of future performance.
     Prior to the adoption of SAB No. 109 and SFAS No. 157, the net fair value of the rate-lock commitment to the borrower and the forward sale to Mason were zero because any change in underlying interest rates have an equal and offsetting impact and all originated loans are immediately sold to Mason concurrent with the closing of the loan with the borrower. The resulting $(26,548) unrealized loss and $176,781 unrealized gain for the three and nine months ended September 30, 2008, respectively, were primarily attributable to the inclusion of the value of the servicing rights in the calculation as required by SAB No. 109. This gain (loss) is reflected in financial services revenues in the accompanying financial statements. The aforementioned fair value measurement change for the three and nine months ended September 30, 2008 are a net decrease and increase, respectively, in financial services revenues and will be impacted in the future by the change in volume and product mix of our locked loan commitments.

Selected Financial and Other Information
     The following table includes selected consolidated statement of operations and other data for the three months and nine months ended September 30, 2008 and 2007.

	Three months ended September 30,		Nine months ended September 30,
	(in thousands)		(in thousands)
	2008	2007	2008	2007
Statement of Operations Data:
Homebuilding sales – homes	$31,883	$41,888	$79,912	$111,497
Cost of sales – homes	28,223	33,196	70,119	86,578

Gross margin – homes	3,660	8,692	9,793	24,919

Homebuilding sales – land	—	—	3,000	—
Cost of sales – land	—	—	3,035	—

Gross margin (loss) – land	—	—	(35)	—

Custom home services fees	1,552	319	4,628	319
Cost of sales – custom home services	1,082	211	3,315	211

Gross margin – custom home services	470	108	1,313	108

Gross margin – homebuilding before impairment	4,130	8,800	11,071	25,027
Impairment of real estate inventory	(21,038)	(10,802)	(28,980)	(19,345)

Gross margin (loss) – homebuilding	(16,908)	(2,002)	(17,909)	5,682

Financial services revenue	1,236	1,365	3,489	5,857
Management services revenue	86	142	372	427
Selling and marketing expense	(2,661)	(2,746)	(6,923)	(7,984)
General and administrative expense	(4,196)	(4,664)	(12,780)	(15,412)
Gain (loss) on derivative contracts	(494)	(892)	(838)	(393)

Gain on repurchase of senior subordinated notes	2,390	1,013	10,468	1,013
Other, net	150	161	287	471
Minority Interest Benefit (expense)	(6)	33	46	(165)

Net loss	$(20,403)	$(7,590)	$(23,788)	$(10,504)

Other Financial Data:
Gross margin (loss) – homebuilding	(50.5)%	(4.7)%	(20.5)%	5.1%
Depreciation and amortization	$128	$135	$385	$481

Operating Data:
Net new home orders	61	27	217	195
Average sales price of new orders	$523	$552	$506	$565
Home deliveries	64	80	148	195
Average sales price of homes delivered	$498	$524	$540	$572
Backlog at end of period (homes)	108	85	108	85
Backlog at end of period, contract value	$54,441	$51,230	$54,441	$51,230

Selected Homebuilding Operating Data
     The following table sets forth certain information regarding closings, new orders and backlog for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Home Deliveries (homes):
Single-family	34	47	94	119
Townhome	30	33	54	76

Total	64	80	148	195

Average Sales Price of Homes Delivered:
Single-family	$558	$566	$585	$602
Townhome	$431	$463	$462	$525
Average sales price of homes delivered	$498	$524	$540	$572

Revenue from Homes Delivered:
Single-family	$18,965	$26,615	$54,955	$71,610
Townhome	12,918	15,273	24,957	39,887

Total	$31,883	$41,888	$79,912	$111,497

Revenue from Land Sales:	$—	$—	$3,000	$—

Custom Home Services Fees:	$1,552	$319	$4,628	$319

New Orders (homes):
Single-family	28	18	115	125
Townhome	33	9	102	70

Total	61	27	217	195

Average Sales Price of New Orders:
Single-family	$548	$562	$527	$594
Townhome	$501	$534	$481	$513
Average sales price of all new orders	$523	$552	$506	$565

Value of New Orders:
Single-family	$15,341	$10,109	$60,657	$74,268
Townhome	16,548	4,808	49,074	35,909

Total	$31,889	$14,917	$109,731	$110,177

Backlog at End of Period (homes):
Single-family	56	63	56	63
Townhome	52	22	52	22

Total	108	85	108	85

Average Sales Price Backlog End of Period:
Single-family	$506	$620	$506	$620
Townhome	$502	$552	$502	$552
Average sales price backlog value for all homes	$504	$603	$504	$603

Backlog Sales Value at End of Period:
Single-family	$28,314	$39,081	$28,314	$39,081
Townhome	26,127	12,149	26,127	12,149

Total	$54,441	$51,230	$54,441	$51,230

Quarter Ended September 30, 2008 (2008) Compared to Quarter Ended September 30, 2007 (2007)
     Revenue. Total revenues for 2008 were $34.8 million, down $8.9 million or 20.4% from $43.7 million for 2007. Homebuilding sales were $33.4 million in 2008, down $8.8 million or 20.8% from $42.2 million in 2007. The decrease in homebuilding sales-homes was the result of a 20.0% decrease in the number of homes delivered and a 5.0% decrease in the average price of a delivered home. The Company had no Homebuilding-land sales in 2007 or 2008.
     During 2008, we delivered 64 homes with an average sales price of $498,000 compared to 80 homes with an average sales price of $524,000 in 2007. In 2008, we delivered 30 townhomes and 34 single family homes. The townhomes had an average sales price of $431,000 and the single family homes had an average sales price of $558,000. In 2007, we delivered 33 townhomes and 47 single family homes. The townhomes had an average sales price of $463,000 and the single family homes delivered had an average sales price of $566,000. The decrease in the average sales price is due to a shift in the product mix being offered by the Company and a general decline in demand within the market place. We include the revenues of our mortgage services and title insurance services subsidiaries in financial services revenues. Financial services revenues were $1.2 million in 2008, down 14.3% from $1.4 million in 2007. The decrease in revenues when compared to the same quarter in the prior year was driven by a 47.9% decrease in the number of loans originated offset by a 20.8% increase in the average size of the loans on which the fees are based. Our homebuyers accounted for 28.0% of Heritage Mortgage’s business in the third quarter 2008, down from 34.5% in 2007.
     During 2008, Heritage Mortgage was responsible for handling the financing needs of 69% of our homebuyers, down from 89% in 2007. First Excel was responsible for underwriting title insurance for 90% of our Virginia homebuyers in the third quarter 2008, down from 94% in 2007. Financial services revenues were 3.6% of total 2008 revenues, up from 3.1% a year earlier.
     New Orders and Backlog. The number of new orders increased 125.9% to 61 in 2008 from 27 in 2007. The aggregate value of new orders was $31.9 million in 2008, up $17.0 million or 114.1% from $14.9 million a year earlier. The average sales price for new orders declined from $552,000 in 2007 to $523,000 in 2008. This 5.3% decline in the average sales price when compared to the same period in the prior year is due to both a change in product type and reduced net sales prices given competitive market conditions. In 2007, 66.7% of the new orders were single family homes. In 2008, 45.9% of the new orders were single family homes. 2008 new orders were comprised of 28 single family homes with an average sales price of approximately $548,000 and 33 townhome new orders with an average sales price of $501,000. In 2007, there were 18 single family new orders with an average sales price of $562,000 and 9 townhome new orders with an average sales price of $534,000.
     At September 30, 2008, our backlog was 108 homes with an aggregate value of $54.4 million, up from 85 homes with an aggregate value of $51.2 million a year earlier. The average sales price in backlog at September 30, 2008 was $504,000, down $99,000 or 16.4% from $603,000 a year earlier. Just as with new orders, the decrease in average sales price in backlog is due to a change in product mix as well as a more challenging market. As of September 30, 2008, 56 single family homes were in backlog with an average sales price of $506,000, down from 63 single family homes with an average sales price of $620,000 a year earlier. As of September 30, 2008, 52 townhomes were in backlog with an average backlog price of $502,000. A year earlier, 22 townhomes were in backlog with an average backlog price of $552,000.

     Gross Margin-Homebuilding. The gross margin-homebuilding in 2008 was $(16.9) million or (50.5)% of homebuilding sales, down from $(2.0) million of homebuilding sales in 2007. In the third quarter of 2008, market conditions for new home sales declined as inventory levels of both new and existing homes remained high and home prices continue to fall. As a result, the Company recorded a $21.0 million and $10.8 million charge for asset impairments of real estate inventory held due to declining market conditions for 2008 and 2007, respectively. The gross margin-homebuilding, excluding impairment, for the three months ended September 30, 2008 was 12.4%, down from 20.8% from the same period a year earlier.
     Selling and Marketing Expenses. Total selling and marketing expenses in 2008 decreased $0.1 million, or 3.7%, to $2.6 million from $2.7 million in 2007. Selling and marketing expenses as a percent of homebuilding sales increased to 8.0% in 2008 from 6.5% in 2007.
     General and Administrative Expenses. Total general and administrative expenses in 2008 decreased approximately $0.5 million or 10.6% to $4.2 million from $4.7 million in 2007. General and administrative expenses as a percentage of total revenues increased to 12.1% in 2008 from 10.7% in the same period in 2007. The decrease in general and administrative expenses was primarily due to a decrease in personnel costs and professional fees. The increase in the ratio of general and administrative costs to total revenues is due to the reduced revenues and fixed cost nature of some of the general and administrative costs. Homebuilding general and administrative expenses were $2.9 million or 8.7% of homebuilding revenue in 2008, down from $3.0 million or 7.1% of homebuilding revenue a year earlier. Financial services general and administrative expenses were $1.3 million in 2008, down 23.5% from $1.7 million a year earlier. The decline is due to the reduced business volume offset by the fixed nature of many expenses.
     Gain (loss) on Derivative Contracts. Our homebuilding segment utilizes derivative instruments to economically hedge our risk of interest rate fluctuations related to our variable rate line of credit. During the third quarter 2008, we had two interest rate swaps and one interest rate collar outstanding with an aggregate notational amount of $50 million under which we make fixed rate payments and receive variable interest payments. The gain (loss) on derivative contracts, net, was $(493,867) in 2008. During 2007, we had two interest rate swaps and one collar with an aggregate notational amount of $50 million. The gain (loss) recorded on these derivative instruments was $(892,196) in 2007.
     Gain on Extinguishment of Debt. During 2008, the Company repurchased $4.0 million (face value) of Senior Subordinated Notes for $1.5 million in cash. The transaction resulted in a $2.4 million gain on extinguishment of debt, after the write-off of related deferred financing costs. During 2007, the Company repurchased $4.3 million (face value) of Senior Subordinated Notes for $3.1 million in cash. The transaction resulted in a $1.0 million gain on extinguishment of debt after the write-off of related deferred financing cost.
     Minority Interest. Minority interest expense represents the minority owners 25% interest in Heritage Mortgage and the minority owners 49% interest in First Excel Title, LLC. Minority interest (expense) benefit was $(6,017) for 2008 and $33,326 in the third quarter 2007.
     Net Income (loss). Overall, net loss for the third quarter 2008 was $(20.4) million, an increase of $12.8 million from $(7.6) million in 2007. Our homebuilding segment experienced an increase in net loss to $(20.4) million in 2008 from $(7.4) million in 2007. The increased losses were primarily the result of the large impairments. Our financial services segment reported net loss of $(30,882) for 2008, down from $(212,910) in 2007. This decline reflects the slowdown in both our mortgage and title businesses.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     Revenue. Total revenues for the nine months ended September 30, 2008 were $91.4 million, down $26.7 million or 22.6% from $118.1 million for the nine months ended September 30, 2007. Homebuilding sales were $87.5 million in the nine months ended September 30, 2008, off $24.3 million or 21.7% from $111.8 million in the nine months ended September 30, 2007. The decrease in homebuilding sales-homes was the result of a 24.1% decrease in the number of homes delivered and a 5.6% decrease in the average price of a delivered home offset by a reduction in the average time it takes to construct a home. The Company had $3.0 million of homebuilding-land sales in the nine months ended September 30, 2008.
     During the nine months ended September 30, 2007, we delivered 195 homes with an average sales price of $572,000 compared to 148 homes with an average sales price of $540,000 in the nine months ended September 30, 2008. In the nine months ended September 30, 2007, we delivered 76 townhomes and 119 single family homes with an average sales price of $525,000 and $602,000, respectively. In the nine months ended September 30, 2008, we delivered 54 townhomes and 94 single family homes. The townhomes had an average sales price of $462,000 and the single family homes delivered had an average sales price of $585,000. The decrease in the average sales price is due to the decline in demand within the market place and a shift in the product mix being offered by the company. We include the revenues of our mortgage services and title insurance services subsidiaries in financial services revenues. Financial services revenues were $3.5 million in the nine months ended September 30, 2008, down 40.6% from $5.9 million in the nine months ended September 30, 2007. The decrease in revenues when compared to the same period in the prior year was driven by a 50.6% decrease in the number of loans originated offset by a 14.9% increase in the average size of the loans on which the fees are based. Our homebuyers accounted for 21.1% of Heritage Mortgage’s business in the nine months ended September 30, 2008, down from 24.8% in the nine months ended September 30, 2007.
     During the nine months ended September 30, 2008, Heritage Mortgage was responsible for handling the financing needs of 68% of our homebuyers, down from 88% in the nine months ended September 30, 2007. First Excel was responsible for underwriting title insurance for 91% of our Virginia homebuyers in the nine months ended September 30, 2008, down from 95% in the nine months ended September 30, 2007. Financial services revenues were 3.8% of total 2008 revenues, down from 5.0% a year earlier.
     New Orders. The number of new orders increased 11.3% to 217 in the nine months ended September 30, 2008 from 195 in the nine months ended September 30, 2007. The aggregate value of new orders was $109.7 million in the nine months ended September 30, 2008, down $0.5 million or 0.4% from $110.2 million a year earlier. The average sales price for single family and townhomes together declined from $565,000 in the nine months ended September 30, 2007 to $506,000 in the nine months ended September 30, 2008. This 10.4% decline in the average sales price when compared to the same period in the prior year is due to both a change in product type and reduced net sales prices given competitive market conditions. In the nine months ended September 30, 2008, 53.0% of the new orders were single family homes. In the nine months ended September 30, 2007, 64.1% of the new orders were single family homes. For the nine months ended September 30, 2008, new orders were comprised of 115 single family homes with an average sales price of approximately $527,000 and 102 townhome new orders with an average sales price of $481,000. In the nine months ended September 30, 2007, there were 125 single family new orders with an average sales price of $594,000 and 70 townhome new orders with an average sales price of $513,000.
     Gross Margin-Homebuilding. The gross margin-homebuilding in the nine months ended September 30, 2008 was $(17.9) million or (20.5)% of homebuilding sales, down from $5.7 million or 5.1% of homebuilding sales in the nine months ended September 30, 2007. For the year-to-date ended September 30, 2008, market conditions for new home sales declined as inventory levels of both new and existing homes remained high. As a result, the Company recorded a $29.0 million charge for asset impairments of real estate inventory held due to declining market conditions; a similar charge of $19.3 million was experienced in the nine months ended September 30, 2007. We expect the gross margin-homebuilding throughout 2008 to be below or at 2007 levels due to increased competition in the market place and lower anticipated average sales prices. The gross margin-homebuilding, excluding impairment, was 12.7%, down from 22.4% a year earlier, which is a reflection of the declining market.

     Selling and Marketing Expenses. Total selling and marketing expenses in the nine months ended September 30, 2008 decreased $1.1 million, or 13.8%, to $6.9 million from $8.0 million in the nine months ended September 30, 2007. Selling and marketing expenses as a percent of homebuilding sales increased to 7.9% in the nine months ended September 30, 2008 from 7.1% in the nine months ended September 30, 2007.
     General and Administrative Expenses. Total general and administrative expenses in the nine months ended September 30, 2008 decreased approximately $2.6 million or 16.9% to $12.8 million from $15.4 million in the nine months ended September 30, 2007. General and administrative expenses as a percentage of total revenues increased to 14.0% in the nine months ended September 30, 2008 from 13.0% in the same period in the nine months ended September 30, 2007. The decrease in general and administrative expenses was primarily due to a decrease in personnel costs and professional fees. The increase in the ratio of general and administrative costs to total revenues is due to the reduced revenues and fixed cost nature of some of the general and administrative costs. Homebuilding general and administrative expenses were $9.0 million or 10.3% of homebuilding revenue in the nine months ended September 30, 2008, down from $10.0 million or 8.9% a year earlier. Financial services general and administrative expenses were $3.8 million in the nine months ended September 30, 2008, down 29.6% from $5.4 million a year earlier. The dollar decline is due to the reduced business volume offset by the fixed nature of many expenses.
     Gain (loss) on Derivative Contracts. Our homebuilding segment utilizes derivative instruments to economically hedge our risk of interest rate fluctuations related to our variable rate line of credit. During the nine months ended September 30, 2008 and 2007, we had two interest rate swaps and one interest rate collar outstanding with an aggregate notational amount of $50 million under which we make fixed rate payments and receive variable interest payments. The gain (loss) on derivative contracts, net, was $(838,181) in the nine months ended September 30, 2008. During the nine months ended September 30, 2007, we had two interest rate swaps and one collar outstanding with an aggregate notational amount of $50 million. The gain (loss) recorded on these derivative instruments was $(392,685) for the nine months ended September 30, 2007.
     Gain on Extinguishment of Debt. During the nine months ended September 30, 2008, the Company repurchased $20.3 million (face value) of Senior Subordinated Notes for $9.3 million in cash. The transactions resulted in a $10.5 million gain on extinguishment of debt after the write-off of related deferred financing costs. During the nine months ended September 30, 2007, the Company repurchased $4.3 million (face value) of Senior Subordinated Notes for $3.1 million in cash. The transaction resulted in a $1.0 million gain on extinguishment of debt after the write-off of related deferred financing cost.
     Minority Interest. Minority interest expense represents the minority owners’ 25% interest in Heritage Mortgage and the minority owners 49% interest in First Excel Title, LLC. Minority interest (expense) benefit was $46,290 for the nine months ended September 30, 2008 and $(164,981) in the nine months ended September 30, 2007. The decrease in 2008 from 2007 is due to reduced business activity in both our mortgage and title company.
     Net Income (loss). Overall, net loss for the nine months ended September 30, 2008 was $(23.8) million, an increase of $13.3 million from $(10.5) million in the nine months ended September 30, 2007. Our homebuilding segment experienced an increase in net loss to $(23.5) million in the nine months ended September 30, 2008 from $(10.7) million in the nine months ended September 30, 2007. This increase was primarily the result of the decrease in homebuilding sales revenue, a decline in gross homebuilding-margin and large impairments. Our financial services segment reported net income (loss) of $(249,945) for the nine months ended September 30, 2008, down from $214,436 in the nine months ended September 30, 2007. This decline reflects the slowdown in both our mortgage and title businesses.
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

     Liquidity and Capital Resources
     Our financing needs depend on settlement volume, asset turnover, land acquisition and inventory balances. We have incurred substantial indebtedness and may incur substantial indebtedness in the future to fund our homebuilding activities. During the first nine months of 2008, we borrowed $30.0 million on our line of credit. These funds were used to fund our cash needs, which included $5.2 million net cash used in operating activities as of September 30, 2008, inclusive of a $1.6 million reduction in real estate; the repurchase of senior subordinated debt of $9.3 million; and certain capital payments of $12.3 million, which included $3.6 million of the Permitted Tax Distribution for 2007 (see discussions below).
     During the first nine months of 2008, we purchased approximately $3.7 million of land, before any purchase adjustments, using available cash and borrowings under our senior secured facility. We will continue to evaluate all of our alternatives to satisfy our demand for lots in the most cost effective manner. As of September 30, 2008, the Company has the following:

	September 30,	June 30,		March 31,	December 31,
	2008	2008		2008	2007
Owned lots not sold (2)	2,802	2,863	(1)	2,846	2,892
Option lots not sold	68	44		53	60

Total lots available for future sale	2,870	2,907		2,899	2,952
Sales backlog	108	111		72	39

Total lots for future deliveries	2,978	3,018		2,971	2,991

(1)	Includes an increase of 100 additional townhouse lots as a part of a revised long range plan within the Wildewood Communities.

(2)	Includes 598 multi-family lots and 1 commercial lot at Presidents Pointe.
     Our senior secured credit facility matures December 1, 2010. The senior secured credit facility provides financing of up to $127.5 million, consisting of a revolving credit facility and includes borrowing capacity available to our subsidiary Neighborhoods Capital, LLC and certain of its subsidiaries, for letters of credit.
     We assess our liquidity in terms of our ability to generate cash to fund our operating activities. We finance our land acquisitions, land improvements, homebuilding, development and construction activities from internally generated funds and our senior secured credit facility. The senior secured credit facility is a three-year facility that matures on December 1, 2010 and can be extended one year every December 1 subject to the lender’s approval. The Company made a request to extend the credit facility an additional year, but did not receive lender’s approval.
     As of September 30, 2008, we had $99.0 million borrowed on our senior secured credit facility. Our borrowing capacity under the senior secured credit facility is dependent on borrowing base calculations stipulated in the facility agreement. At September 30, 2008, these calculations allowed for additional borrowings of up to $23.3 million over the $99.0 million already on the line of credit. Borrowings under the senior secured credit facility are secured by land and construction work-in-progress and carry a floating interest rate of one month LIBOR plus a margin that ranges from 175 to 225 basis points.

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
     For the nine months ended September 30, 2008, the Company repurchased senior subordinated notes with a face value of $20.3 million for $9.3 million. The transactions resulted in a gain on extinguishment of debt of $10.5 million after the write off of related deferred financing costs. In the third quarter of 2007, the Company repurchased senior subordinated notes with a face value of $4.3 million for $3.1 million. The transaction resulted in a gain on extinguishment of debt of $1.0 million, after the write-off of related deferred financing costs. The Company will continue to assess the current market value of the subordinated debt, outstanding debt on the line of credit and future liquidity requirements in determining the Company’s desire to repurchase additional subordinated debt. In addition, Holdings and other related parties purchased $35.7 million (face value) of senior subordinated notes for $13.8 million. Of the $35.7 million (face value) senior subordinated notes purchased, $15.0 million (face value) was purchased by a non-controlled affiliated company.
     We believe that our available financing is adequate to support operations and planned land acquisitions through 2010.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007.
     Cash Flows used in Operating Activities. Net cash used in operating activities was $5.2 million for the nine months ended September 30, 2008, down 67.1% from the net cash used in operating activities of $15.8 million in the same period a year earlier. The majority of the decrease in net cash used in operating activities was the result of a significant decrease in the use of cash related to the change in our real estate inventory. The change in real estate inventory was $1.6 million in the nine months ended September 30, 2008 as compared to $(22.7) million in the nine months ended September 30, 2007 and was the result of a reduction in purchases of land and a decrease in land development activities for the nine months ended September 30, 2008.
     Cash Flows used in Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2008 represents the purchase of $174,899 of leasehold improvements and office furniture and equipment. Net cash used in investing activities for the nine months ended September 30, 2007 represent property and equipment purchases of $69,749.
     Cash Flows provided by Financing Activities. Cash provided by financing activities was $8.4 million for the nine months ended September 30, 2008, down 43.2% from $14.8 million a year earlier. In the nine months ended September 30, 2008, we borrowed $30.0 million on our line of credit. In the nine months ended 2007, we drew $24.5 million on our line of credit and repaid $2.4 million of notes payable. Distributions to the member were $12.3 million and $3.6 million in the nine months ended September 30, 2008 and 2007, respectively. Distributions to minority partners decreased to $89,856 in the nine months ended September 30, 2008 from $258,912 in the nine months ended September 30, 2007.
     Neighborhood Holdings, LLC, our parent, has substantial obligations to make distribution payments on its outstanding Class A membership interests. Neighborhood Holdings is obligated to pay approximately $375,000 a month to the holders of Class A membership interests. Class A membership interests will be redeemed in installments on June 30, 2009, June 30, 2010, and June 30, 2011. As of September 30, 2008, the redemption amounts due on the dates listed above are $13.3 million, $17.5 million and $11.6 million, respectively. Neighborhood Holdings has the right to request the holders of the Class A membership interests to roll forward for a three year period the obligations due on each of the redemption dates. In the four and a half years during which Neighborhood Holdings has been obligated to make similar annual payments, the majority of the holders of the Class A membership interests have agreed to roll the redemption date forward three years. There is no assurance that these holders will continue to accede to any future requests to defer payment. In addition, from time to time, Neighborhood Holdings makes distribution payments on its Class B membership interests, a portion of which may be used to fund the tax obligations of the beneficial holders thereof, Martin K. Alloy and Steven B. Alloy, which are attributable to our income by virtue of our being a “pass-through” entity for income tax purposes. Neighborhood Holdings relies on distributions from its subsidiaries, including the Company, to fund these payments. For the nine months ended September 30, 2008 and 2007, there were $12.3 million and $3.6 million of distributions to Holdings, respectively.
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

The Consolidated Tangible Net Worth of the Company was $28.2 million at June 30, 2008 and the Company did not meet the requirements of the Minimum Consolidated Tangible Net Worth. Because the Company’s Consolidated Tangible Net Worth was below $35.0 million for two consecutive quarters the Company was required to either obtain sufficient additional cash equity investment or to make a Repurchase Offer. As of June 30, 2008, the Company had repurchased senior subordinated notes in the aggregate amount of $20.6 million (face amount). Under the Trust Indenture, the Company is not required to make a Repurchase Offer to the extent that it has previously acquired senior subordinated notes with a principal amount in excess of the amount of notes required to be subject to the Repurchase Offer. Since the Repurchase Offer is satisfied from previously acquired senior subordinated notes, the Company has satisfied the Repurchase Offer obligation.
The Consolidated Tangible Net Worth of the Company was $6.4 million as of September 30, 2008 and the Company did not meet the requirement of the Minimum Consolidated Tangible Net Worth. In accordance with the trust indenture, the Company must notify the Trustee within 55 days after the end of the quarter that the Consolidated Tangible Net Worth was less than $35 million. Under the Trust Indenture, if the Company’s Consolidated Tangible Net Worth is less than $35 million for two consecutive quarters, which would be the period ending December 31, 2008, the Company would be required to cure the Consolidated Tangle Net Worth deficiency by obtaining sufficient additional cash equity investments or to make a Repurchase Offer. Since the Repurchase Offer may be satisfied from previously acquired senior subordinated notes, the Repurchase Offer would be satisfied because the Company has previously repurchased sufficient senior subordinated notes.
The Company has cumulatively repurchased $29.3 million (face value) of senior subordinated notes.
Contractual Obligations
     Included in the table below is a summary of future amounts payable as of September 30, 2008 under contractual obligations.

		Remainder
	Total	2008	2009-2010	2011-2014	2015+
Senior Subordinated Notes(1)	$125,410,000	$—	$—	$—	$125,410,000
Senior secured credit facility(2)	99,000,000	—	99,000,000		—
Operating leases(3)	7,239,173	295,049	2,176,258	3,697,427	1,070,439

Total	$231,649,173	$295,049	$101,176,258	$3,697,427	$126,480,439

(1)	On August 10, 2005 we issued ten year $150.0 million senior subordinated notes which will mature August 10, 2015. We cannot fully redeem the notes before August 15, 2010 subject to certain exceptions. The notes bear interest at 9.75% which is paid semi-annually each February and August. The above amounts do not include interest. The Company may, at its discretion and in accordance with the indenture agreement, redeem up to 35% of the senior subordinated notes. The Company repurchased $4.3 million, face value of senior subordinated notes during the third quarter of 2007and $20.3 million of senior subordinated notes during the nine months ended 2008.

(2)	Borrowings under the senior secured credit facility carry a floating interest rate equal to LIBOR plus an applicable margin based on Capital’s senior debt ratio. The applicable margin ranges from 175 to 225 basis points and was 175 basis points at September 30, 2007 and 175 basis points at September 30, 2008. The above amounts do not include interest. On October 12, 2007, the senior secured credit facility was amended to, among other things, extend the maturity date of the facility to December 1, 2010.

(3)	Represents rent payments on noncancellable leases for office space in Virginia and Maryland with various lease expiration dates through 2016. The total annual base rent ranges from approximately $903,000 to $988,000 over the life of the leases.

     In addition to the contractual obligations listed above as of September 30, 2008, we are party to two lot purchase agreements with a related party. On January 10, 2002, Neighborhoods I, LLC, our indirect subsidiary, entered into two Lot Purchase Agreements, each amended as of February 15, 2005, with Renaissance at Woodlands, LLC (“Woodlands”). Woodlands is a joint venture in which Neighborhood Holdings is an indirect 50% owner and an affiliate of WCI Communities, Inc. (“WCI”) is a 50% owner. Our remaining obligations under the Lot Purchase Agreements were approximately $9.0 million at September 30, 2008, which takes into account contractual price escalations within the contract.
     As of September 30, 2008, we have entered into various agreements with affiliated and unaffiliated parties to purchase land for approximately $9.9 million.
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
     Letters of Credit and Completion Bonds. We provide standby letters of credit, cash escrows and completion bonds for development work in progress, deposits on land and lot purchase contracts and miscellaneous deposits. As of September 30, 2008, we had outstanding approximately $3.0 million of standby letters of credit, $2.2 million of cash escrows and $23.6 million of performance and completion bonds.
     Guarantees. Heritage Mortgage guarantees amounts outstanding under a $10.0 million warehouse loan facility with Cardinal Bank, N.A. At September 30, 2008 and December 31, 2007, the balance on the warehouse facility was $0.0 million and $5.0 million, respectively. Heritage Mortgage’s obligation to perform under this guarantee principally arises if Mason defaults on its obligations under the warehouse loan facility. We have not recorded any liability related to this guarantee as of September 30, 2008 or December 31, 2007.
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
     In the past, we generally had been able to raise prices by amounts at least equal to our cost increases and, accordingly, did not experience any detrimental effect from inflation. The current decline in the market has been offset, in part, by reductions in the cost of materials, subcontractors and our internal costs. When we develop lots for our own use, inflation may increase our profits because land costs are fixed well in advance of sales efforts. We are generally able to maintain a cost with subcontractors from the date construction is started on a home through the delivery date. However, in certain situations, unanticipated costs may occur between the start of construction and the delivery date, resulting in lower gross profit margins.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. Our principal market risk exposure continues to be interest rate risk. Our line of credit is variable based on LIBOR and is affected by changes in market interest rates. We believe that reasonably possible near-term interest rate changes will not result in a material negative effect on our future earnings, fair values or cash flows. In the past, we have generally been able to recover any increased costs of borrowing through increased selling prices; however, there is no assurance we will be able increase selling prices to cover the effects of any increase in near-term rates. The current decline in the market has been offset, in part, by reductions in the cost of materials, subcontractors, and our internal costs. At September 30, 2008, approximately 56% of our debt is at a fixed rate of 9.75% and 44% of our debt is on our line of credit at a variable rate.
     The fair value of our ten year $125.4 million 9.75% senior subordinated notes issued August 10, 2005 is $43.9 million as of September 30, 2008. During the nine months ended September 30, 2008, the Company repurchased an additional $20.3 million (face value) of the senior subordinated notes for $9.3 million. The transactions resulted in a gain on extinguishment of debt of $10.5 million after the write-off of deferred financing costs. Subsequent to September 30, 2008, the Company repurchased an additional $4.7 million (face value) of the senior subordinate notes for $1.6 million. The transactions resulted in a gain of extinguishment of debt of $2.9 million after the write-off of related deferred financing fees. As of the date of this filing, Holdings and other related parties have cumulatively purchased $35.7 million (face value) of senior subordinated notes for $13.8 million. Of the $35.7 million (face value) of senior subordinated notes purchased, $15.0 million (face value) was purchased by a non-controlled affiliated company.
     We have interest rate swaps and an interest rate collar to economically hedge our exposure to interest rate fluctuations.
     As of September 30, 2008, we had two swap agreements and one interest rate collar. The first swap agreement is for $12.5 million, matures December 1, 2009 and requires us to make payments fixed at a 4.12% interest rate. The second swap agreement is for $25.0 million, matures December 1, 2010 and requires us to make payments fixed at a 5.01% rate of interest. The interest rate collar is for $12.5 million, matures October 3, 2011 and has an interest rate cap of 5.50% and an interest rate floor of 4.65%. The fair value of these three derivative instruments was approximately $(1,526,000) at September 30, 2008.
     Based upon the amount of variable-rate debt outstanding and the derivative instruments at September 30, 2008, and holding the variable-rate debt constant, each 1% increase in interest rates would increase the interest incurred by the Company by approximately $1.0 million per year, before the effect of the derivative instruments.
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
     Our chief executive officer and chief financial officer, with the assistance of management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     There has not been any change in internal control over financial reporting during our quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved in various claims and litigation arising principally in the ordinary course of business. We believe that the disposition of these matters will not have a material adverse effect on our business or our financial condition.
     There are no other proceedings required to be disclosed pursuant to Item 103 of Regulation S-K.
ITEM 1A. RISK FACTORS
     There has been no material change in our risk factors as previously disclosed in our Form 10-K filed for the year ended December 31, 2007.
ITEM 6. EXHIBITS
10.1	Lot Purchase Agreement dated September 11, 2008 between Powell’s Landing, LLC. and Powell’s Neighborhoods II, LLC.

31.1	Certification of Steven B. Alloy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven B. Alloy pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANLEY-MARTIN COMMUNITIES, LLC
(Registrant)

Date: November 13, 2008
	By:	/s/ Steven B. Alloy

Steven B. Alloy
President and Chief Executive Officer

Date: November 13, 2008
	By:	/s/ Steven B. Alloy

Steven B. Alloy
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)